Form 10-Q
period 2022-07-16
SpartanNash Co
filed 2022-08-18
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2022.

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

As of August 16, 2022, the registrant had 35,747,221 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases, in the Company's website-accessible conference calls with analysts, and investor presentations include "forward-looking statements" about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements are identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "plans," "believes," or "estimates," or that a particular occurrence or event "may," "could," "should," "will" or "will likely" result, occur or be pursued or "continue" in the future, that the "outlook", "trend", "guidance" or "target" is toward a particular result or occurrence, that a development is an "opportunity," "priority," "strategy," "focus," that the Company is "positioned" for a particular result, or similarly stated expectations.

Undue reliance should not be placed on these forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), which speak only as of the date made. There are many important factors that could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in the highly competitive grocery distribution, retail grocery and military distribution industries; changes in economic or geopolitical conditions, including inflationary pressures and the Russia-Ukraine conflict; interest rate fluctuations; labor relations issues and rising labor costs; the ability of customers to fulfill their obligations to the Company; the Company's dependence on certain major customers, suppliers and vendors; disruptions to the Company's information security network; disruptions associated with the COVID-19 pandemic; the Company's ability to implement its growth strategy and transformation initiatives; instances of security threats, severe weather conditions and natural disasters; impairment charges for goodwill and other long-lived assets; the Company's ability to successfully manage leadership transitions; the Company's ability to service its debt and to comply with debt covenants; the Company's ability to manage its private brand program for U.S. military commissaries; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; changes in government regulations; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 16,	January 1,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$21,217	$10,666
Accounts and notes receivable, net	411,453	361,686
Inventories, net	591,609	522,324
Prepaid expenses and other current assets	72,258	62,517
Property and equipment held for sale	25,073	—
Total current assets	1,121,610	957,193

Property and equipment, net	557,754	577,359
Goodwill	182,160	181,035
Intangible assets, net	108,349	110,960
Operating lease assets	264,583	283,040
Other assets, net	87,863	97,195

Total assets	$2,322,319	$2,206,782

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$503,711	$447,451
Accrued payroll and benefits	88,075	86,315
Other accrued expenses	59,902	67,893
Current portion of operating lease liabilities	46,297	47,845
Current portion of long-term debt and finance lease liabilities	6,303	6,334
Total current liabilities	704,288	655,838

Long-term liabilities
Deferred income taxes	74,497	63,692
Operating lease liabilities	247,230	266,701
Other long-term liabilities	28,706	38,292
Long-term debt and finance lease liabilities	473,876	399,390
Total long-term liabilities	824,309	768,075

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,913 and 35,948 shares outstanding	489,957	493,783
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income (loss)	4,046	(1,455)
Retained earnings	299,719	290,541
Total shareholders’ equity	793,722	782,869

Total liabilities and shareholders’ equity	$2,322,319	$2,206,782

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net sales	$2,273,890	$2,106,560	$5,037,548	$4,764,359
Cost of sales	1,919,647	1,772,933	4,232,722	4,012,702
Gross profit	354,243	333,627	804,826	751,657

Operating expenses
Selling, general and administrative	338,867	304,248	761,049	692,185
Acquisition and integration	436	121	675	180
Restructuring and asset impairment, net	2,611	3,337	2,624	3,176
Total operating expenses	341,914	307,706	764,348	695,541

Operating earnings	12,329	25,921	40,478	56,116

Other expenses and (income)
Interest expense	4,528	3,267	8,713	7,856
Other, net	600	(10)	384	(276)
Total other expenses, net	5,128	3,257	9,097	7,580

Earnings before income taxes	7,201	22,664	31,381	48,536
Income tax expense	2,086	5,850	6,977	12,206
Net earnings	$5,115	$16,814	$24,404	$36,330

Basic net earnings per share:	$0.14	$0.47	$0.69	$1.02

Diluted net earnings per share:	$0.14	$0.47	$0.67	$1.01

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net earnings	$5,115	$16,814	$24,404	$36,330

Other comprehensive income, before tax
Postretirement liability adjustment	7,258	57	7,288	133

Income tax expense related to items of other comprehensive income	(1,780)	(13)	(1,787)	(32)

Total other comprehensive income, after tax	5,478	44	5,501	101
Comprehensive income	$10,593	$16,858	$29,905	$36,431

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based employee compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304
Net earnings	—	—	—	5,115	5,115
Other comprehensive income	—	—	5,478	—	5,478
Dividends - $0.21 per share	—	—	—	(7,561)	(7,561)
Share repurchases	(215)	(6,573)	—	—	(6,573)
Stock-based employee compensation	—	1,397	—	—	1,397
Stock warrant	—	481	—	—	481
Issuances of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	14	—	—	—	—
Cancellations of stock-based awards	(30)	(23)	—	—	(23)
Balance at July 16, 2022	35,913	$489,957	$4,046	$299,719	$793,722

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuances of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520
Net earnings	—	—	—	16,814	16,814
Other comprehensive income	—	—	44	—	44
Dividends - $0.20 per share	—	—	—	(7,117)	(7,117)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based employee compensation	—	872	—	—	872
Stock warrant	—	430	—	—	430
Issuance of common stock for associate stock purchase plan	6	113	—	—	113
Issuances of restricted stock	27	—	—	—	—
Cancellations of stock-based awards	(91)	(175)	—	—	(175)
Balance at July 17, 2021	35,943	$490,870	$(2,175)	$267,481	$756,176

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 16, 2022	July 17, 2021
Cash flows from operating activities
Net earnings	$24,404	$36,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	2,570	3,363
Depreciation and amortization	50,441	49,497
Non-cash rent	(2,462)	(1,756)
LIFO expense	28,032	4,557
Postretirement benefits expense	392	863
Deferred income taxes	9,071	8,714
Stock-based compensation expense	5,692	5,057
Stock warrant	1,154	1,075
Gain on disposals of assets	(131)	(262)
Other operating activities	1,051	508
Changes in operating assets and liabilities:
Accounts receivable	(49,528)	(12,622)
Inventories	(93,919)	(1,537)
Prepaid expenses and other assets	(128)	(9,354)
Accounts payable	67,874	(10,305)
Accrued payroll and benefits	(369)	(22,781)
Current income taxes	(7,501)	15,123
Other accrued expenses and other liabilities	(8,124)	7,112
Net cash provided by operating activities	28,519	73,582
Cash flows from investing activities
Purchases of property and equipment	(46,431)	(39,838)
Net proceeds from the sale of assets	4,422	28,406
Acquisitions, net of cash acquired	(9,408)	—
Loans to customers	—	(180)
Payments from customers on loans	849	1,590
Other investing activities	(139)	(16)
Net cash used in investing activities	(50,707)	(10,038)
Cash flows from financing activities
Proceeds from senior secured credit facility	720,800	753,619
Payments on senior secured credit facility	(658,197)	(787,996)
Repayment of other long-term debt and finance lease liabilities	(3,771)	(3,232)
Share repurchases	(6,573)	(5,325)
Net payments related to stock-based award activities	(4,311)	(2,254)
Dividends paid	(15,165)	(14,274)
Other financing activities	(44)	151
Net cash provided by (used in) financing activities	32,739	(59,311)

Net increase in cash and cash equivalents	10,551	4,233
Cash and cash equivalents at beginning of period	10,666	19,903
Cash and cash equivalents at end of period	$21,217	$24,136

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 16, 2022, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2022 and 2021 include the results of operations of the Company for the 12- and 28-week periods ended July 16, 2022 and July 17, 2021, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of July 16, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 16, 2022				28 Weeks Ended July 16, 2022
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$369,727	$252,016	$230,218	$851,961	$843,091	$547,072	$524,507	$1,914,670
Fresh (b)	369,179	258,288	142,187	769,654	816,132	558,167	323,288	1,697,587
Non-food (c)	353,857	104,510	108,311	566,678	774,592	235,941	240,715	1,251,248
Fuel	—	57,356	—	57,356	—	111,947	—	111,947
Other	25,542	235	2,464	28,241	55,347	557	6,192	62,096
Total	$1,118,305	$672,405	$483,180	$2,273,890	$2,489,162	$1,453,684	$1,094,702	$5,037,548
Type of customers:
Individuals	$—	$672,179	$—	$672,179	$—	$1,453,138	$—	$1,453,138
Manufacturers, brokers and distributors	15,955	—	446,162	462,117	36,380	—	1,010,893	1,047,273
Retailers	1,090,986	—	34,554	1,125,540	2,429,838	—	77,617	2,507,455
Other	11,364	226	2,464	14,054	22,944	546	6,192	29,682
Total	$1,118,305	$672,405	$483,180	$2,273,890	$2,489,162	$1,453,684	$1,094,702	$5,037,548

	12 Weeks Ended July 17, 2021				28 Weeks Ended July 17, 2021
(In thousands)	Food Distribution	Retail	Military	Total	Food Distribution	Retail	Military	Total
Type of products:
Center store (a)	$339,057	$238,504	$205,075	$782,636	$790,834	$527,222	$487,137	$1,805,193
Fresh (b)	362,922	242,209	129,772	734,903	810,130	525,244	299,464	1,634,838
Non-food (c)	328,361	99,601	92,811	520,773	731,056	227,737	221,868	1,180,661
Fuel	—	39,155	—	39,155	—	78,336	—	78,336
Other	26,186	508	2,399	29,093	58,588	882	5,861	65,331
Total	$1,056,526	$619,977	$430,057	$2,106,560	$2,390,608	$1,359,421	$1,014,330	$4,764,359
Type of customers:
Individuals	$—	$619,573	$—	$619,573	$—	$1,358,866	$—	$1,358,866
Manufacturers, brokers and distributors	16,201	—	400,971	417,172	34,413	—	945,355	979,768
Retailers	1,030,446	—	26,687	1,057,133	2,331,406	—	63,114	2,394,520
Other	9,879	404	2,399	12,682	24,789	555	5,861	31,205
Total	$1,056,526	$619,977	$430,057	$2,106,560	$2,390,608	$1,359,421	$1,014,330	$4,764,359

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	307	—	307
Write-offs charged against the allowance	(545)	—	(545)
Balance at July 16, 2022	$4,176	$731	$4,907

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,092)	360	(732)
Write-offs charged against the allowance	(499)	—	(499)
Balance at July 17, 2021	$4,641	$731	$5,372

Note 4 – Goodwill and Other Intangible Assets

The Company has three reportable segments; however, no goodwill exists within the Military segment. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Food Distribution	Retail	Total
Balance at January 1, 2022	$181,035	$—	$181,035
Acquisitions	—	1,125	1,125
Balance at July 16, 2022	$181,035	$1,125	$182,160

The Company acquired goodwill within the Retail segment of $1.1 million related to an immaterial acquisition during the 12 weeks ended July 16, 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.6 million as of July 16, 2022 and January 1, 2022.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 16, 2022. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 1, 2022	$3,124	$—	$3,124
Provision for severance	—	9	9
Lease termination adjustments	(86)	—	(86)
Changes in estimates	(73)	—	(73)
Accretion expense	38	—	38
Payments	(534)	(9)	(543)
Balance at July 16, 2022	$2,469	$—	$2,469

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 16,	July 17,	July 16,	July 17,
(In thousands)	2022	2021	2022	2021
Asset impairment charges (a)	$3,480	$2,820	$3,480	$3,576
Provision for closing charges	—	827	—	1,410
Gain on sales of assets related to closed facilities (b)	(615)	(326)	(615)	(2,185)
Provision for severance	—	40	9	124
Other (income) costs associated with site closures (c)	(106)	(24)	(75)	310
Lease termination adjustments (d)	(102)	—	(102)	—
Changes in estimates (e)	(46)	—	(73)	(59)
Total	$2,611	$3,337	$2,624	$3,176

(a) Asset impairment charges in the current year related to restructuring of the Retail segment's e-commerce delivery model. In the prior year, asset impairment charges were incurred primarily in the Retail segment and relate to prior year store closures and previously closed locations.

(b) Gain on sales of assets in the current year primarily relates to the sales of real property of previously closed locations within the Retail segment. In the prior year, the gain on sales of assets primarily relates to the sales of pharmacy customer lists related to store closings in the Retail segment.

(c) Other income net activity in the current year primarily relate to restructuring activity within the Food Distribution segment and Retail store closings. In the prior year, other income net activity primarily related to Retail store closings and restructuring activity.

(d) Lease termination adjustments relate to the gain recognized to terminate a lease agreement in the current year, which includes a $16 thousand write-off of the lease liability and $86 thousand reduction of lease ancillary costs included in the reserve for closed properties.

(e) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, which were generally lower than the initial estimates at certain properties in all years presented.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $4.1 million were measured at a fair value of $0.6 million, resulting in impairment charges of $3.5 million. In the prior year, long-lived assets with a book value of $22.5 million were measured at a fair value of $18.9 million, resulting in impairment charges of $3.6 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

The Company has evaluated assets held for sale as of July 16, 2022 and concluded that four previously closed facilities within the Food Distribution segment, with a carrying value of $24.2 million, and one previously closed store within the Retail segment, with a carrying value of $0.9 million, meet the requirements for held for sale classification within ASC 360. The assets have been classified as property and equipment held for sale in the condensed consolidated balance sheet. Liabilities with a carrying value of $0.5 million are included as part of the disposal group. The Company expects the assets to be sold within one year.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At July 16, 2022 and January 1, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 16,	January 1,
(In thousands)	2022	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,303	$6,334
Long-term debt and finance lease liabilities	475,699	402,065
Total book value of debt instruments	482,002	408,399
Fair value of debt instruments, excluding debt financing costs	481,575	414,667
(Deficit) excess of fair value over book value	$(427)	$6,268

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

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation (the "PBGC") on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. On April 28, 2022, the Central States Plan submitted an application to the PBGC for relief. As the Central States Plan is in a critical and declining status, it is expected to qualify for relief under the Act. The PBGC has up to 120 days from the date of submission to review the application. The legislation and the available relief are designed to alleviate the risk of insolvency of the Plan for the next 30 years.

Note 8 – Associate Retirement Plans

During the 12- and 28- week periods ended July 16, 2022, the Company recognized net periodic postretirement benefit expense of $0.7 million and $0.9 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan"). During the 12- and 28- week periods ended July 17, 2021, the Company recognized net periodic postretirement benefit costs of $0.1 million and $0.3 million, respectively, related to the Retiree Medical Plan.

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 12-weeks ended July 16, 2022, the Company recognized $0.1 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

On July 1, 2022, the Company made lump sum payments to retired participants totaling $2.0 million. The payments constituted a partial settlement of the Plan, which resulted in the recognition within net periodic postretirement expense of $0.7 million related to the net actuarial loss within AOCI. The remaining payments which relate to active participants are expected to be made in two equal installments on or about July 1, 2023, and July 1, 2024.

Prior to the Plan amendment, the Company made total contributions of approximately $0.2 million in the 28-weeks ended July 16, 2022 to the Retiree Medical Plan. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended July 16, 2022 and July 17, 2021 were $3.1 million and $3.4 million, respectively. The Company’s contributions during the 28-week periods ended July 16, 2022 and July 17, 2021 were $6.9 million and $8.0 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 29.0% and 25.8% for the 12 weeks ended July 16, 2022 and July 17, 2021, respectively. The effective income tax rate was 22.2% and 25.1% for the 28 weeks ended July 16, 2022 and July 17, 2021, respectively. The difference from the federal statutory rate in current quarter was primarily due to state taxes and non-deductible expenses, partially offset by tax benefits associated with federal tax credits. The difference in the federal statutory rate in the current year was primarily due to state taxes and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, partially offset by federal tax credits.

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

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Restricted stock expense	$1,397	$872	$5,692	$5,057
Income tax benefit	(458)	(223)	(3,048)	(1,230)
Restricted stock expense, net of tax	$939	$649	$2,644	$3,827

The following table summarizes activity in the stock incentive plans for the 28 weeks ended July 16, 2022:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 1, 2022	1,031,837	$17.56
Granted	383,285	28.58
Vested	(468,162)	17.90
Cancelled/Forfeited	(65,575)	20.06
Outstanding at July 16, 2022	881,385	$21.98

As of July 16, 2022, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $11.3 million and is expected to be recognized over a weighted average period of 2.2 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Warrant expense	$481	$430	$1,154	$1,075
Income tax benefit	(42)	(37)	(126)	(95)
Warrant expense, net of tax	$439	$393	$1,028	$980

The following table summarizes stock warrant activity for the 28 weeks ended July 16, 2022:

Warrant
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(217,492)
Outstanding and nonvested at July 16, 2022	3,697,341

As of July 16, 2022, total unrecognized cost related to non-vested warrant shares was $19.5 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 5.2 years. Warrants representing 1,739,931 shares are vested and exercisable. As of July 16, 2022, nonvested warrant shares had an intrinsic value of $51.5 million, and vested warrant shares had an intrinsic value of $24.2 million.

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

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Numerator:
Net earnings	$5,115	$16,814	$24,404	$36,330
Adjustment for earnings attributable to participating securities	(54)	(305)	(307)	(736)
Net earnings used in calculating earnings per share	$5,061	$16,509	$24,097	$35,594
Denominator:
Weighted average shares outstanding, including participating securities	35,564	35,693	35,565	35,734
Adjustment for participating securities	(373)	(648)	(448)	(724)
Shares used in calculating basic earnings per share	35,191	35,045	35,117	35,010
Effect of dilutive stock warrant	789	134	735	112
Effect of dilutive restricted stock awards	175	63	170	44
Shares used in calculating diluted earnings per share	36,155	35,242	36,022	35,166
Basic earnings per share	$0.14	$0.47	$0.69	$1.02
Diluted earnings per share	$0.14	$0.47	$0.67	$1.01

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021
Non-cash investing activities:
Capital expenditures included in accounts payable	$3,574	$1,990
Operating lease asset additions	9,353	348
Finance lease asset additions	15,386	1,721
Non-cash financing activities:
Dividends declared but unpaid	62	131
Recognition of operating lease liabilities	9,353	348
Recognition of finance lease liabilities	15,386	1,721
Other supplemental cash flow information:
Cash paid for interest	7,148	6,924

Note 13 – Reporting Segment Information

The following tables set forth information about the Company by reporting segment:

(In thousands)	Food Distribution	Retail	Military	Total
12 Weeks Ended July 16, 2022
Net sales to external customers	$1,118,305	$672,405	$483,180	$2,273,890
Inter-segment sales	279,232	240	—	279,472
Acquisition and integration	—	436	—	436
Restructuring and asset impairment, net	(139)	2,750	—	2,611
Depreciation and amortization	7,866	10,740	3,362	21,968
Operating earnings (loss)	12,961	(368)	(264)	12,329
Capital expenditures	4,360	8,533	3,600	16,493

12 Weeks Ended July 17, 2021
Net sales to external customers	$1,056,526	$619,977	$430,057	$2,106,560
Inter-segment sales	269,627	245	—	269,872
Acquisition and integration	—	121	—	121
Restructuring and asset impairment, net	781	2,556	—	3,337
Depreciation and amortization	7,604	10,685	3,117	21,406
Operating earnings (loss)	16,678	12,711	(3,468)	25,921
Capital expenditures	4,437	8,542	4,735	17,714

28 Weeks Ended July 16, 2022
Net sales to external customers	$2,489,162	$1,453,684	$1,094,702	$5,037,548
Inter-segment sales	623,252	401	—	623,653
Acquisition and integration	—	675	—	675
Restructuring and asset impairment, net	(128)	2,752	—	2,624
Depreciation and amortization	17,958	24,929	7,554	50,441
Operating earnings (loss)	39,645	(341)	1,174	40,478
Capital expenditures	17,460	21,206	7,765	46,431

28 Weeks Ended July 17, 2021
Net sales to external customers	$2,390,608	$1,359,421	$1,014,330	$4,764,359
Inter-segment sales	580,258	418	—	580,676
Acquisition and integration	—	180	—	180
Restructuring and asset impairment, net	763	2,413	—	3,176
Depreciation and amortization	17,394	24,926	7,177	49,497
Operating earnings (loss)	37,824	26,903	(8,611)	56,116
Capital expenditures	14,393	17,677	7,768	39,838

	July 16,	January 1,
(In thousands)	2022	2022
Total Assets
Food Distribution	$1,163,598	$1,092,851
Retail	758,462	747,342
Military	400,259	366,589
Total	$2,322,319	$2,206,782

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

Overview

SpartanNash, headquartered in Grand Rapids, Michigan, is a food solutions company that delivers the ingredients for a better life. As a distributor, wholesaler and retailer with a global supply chain network, SpartanNash customers span a diverse group of national accounts, independent and chain grocers, e-commerce retailers, U.S. military commissaries and exchanges, and the Company’s own brick-and-mortar grocery stores, pharmacies and fuel centers. SpartanNash distributes grocery and household goods, including fresh produce and its Our Family® portfolio of products, to locations in all 50 states. The Company operates three reportable business segments: Food Distribution, Retail and Military.

The Company’s Food Distribution segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to independent grocers, the Company’s corporate owned retail stores, national retailers, food service distributors, and other customers.

As of the end of the second quarter, the Company’s Retail segment operated 148 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores.

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

2022 Second Quarter Highlights

Key financial and operational highlights for the second quarter include the following:

•
Net sales of $2.3 billion, increased 7.9%, compared to $2.1 billion in the prior year quarter.
•
Retail comparable sales increased 6.5% for the quarter.
•
Net earnings of $5.1 million, compared to $16.8 million in the prior year quarter.
•
Adjusted EBITDA of $61.8 million, a significant increase of 13.7%, compared to $54.4 million in the prior year quarter.
•
The Company continued to make additional progress on its Supply Chain Transformation, concluding the quarter with a 9% improvement in throughput rate year-over-year.

During August 2022, the Company increased fiscal 2022 guidance, including net sales, adjusted EBITDA, and interest expense ranges. Adjusted EBITDA is now expected to range from $227 million to $240 million, which is inclusive of the net incremental costs associated with the Merchandising Transformation initiative, currently estimated to be between $11.0 million to $14.0 million. The Company also now expects net sales to range from $9.3 billion to $9.6 billion, with Military sales expected to range from 5.0% to 8.0%. Food Distribution sales are now expected to increase 4.0% to 7.0%, while Retail comparable sales are now expected to range from 4.0% to 7.0% for 2022. The interest expense is now expected to range from $19 million to $21 million.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021	July 16, 2022	July 16, 2022
Net sales	100.0	100.0	100.0	100.0	7.9	5.7
Gross profit	15.6	15.8	16.0	15.8	6.2	7.1
Selling, general and administrative	14.9	14.4	15.1	14.5	11.4	9.9
Acquisition and integration	0.0	0.0	0.0	0.0	**	**
Restructuring charges and asset impairment, net	0.1	0.2	0.1	0.1	(21.8)	(17.4)
Operating earnings	0.5	1.2	0.8	1.2	(52.4)	(27.9)
Other expenses	0.2	0.2	0.2	0.2	57.4	20.0
Earnings before income taxes	0.3	1.1	0.6	1.0	(68.2)	(35.3)
Income tax expense	0.1	0.3	0.1	0.3	(64.3)	(42.8)
Net earnings	0.2	0.8	0.5	0.8	(69.6)	(32.8)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	Variance	July 16, 2022	July 17, 2021	Variance
Food Distribution	$1,118,305	$1,056,526	$61,779	$2,489,162	$2,390,608	$98,554
Retail	672,405	619,977	52,428	1,453,684	1,359,421	94,263
Military	483,180	430,057	53,123	1,094,702	1,014,330	80,372
Total net sales	$2,273,890	$2,106,560	$167,330	$5,037,548	$4,764,359	$273,189

Net sales for the quarter ended July 16, 2022 (the “second quarter”) increased $167.3 million, or 7.9%, to $2.27 billion from $2.11 billion in the quarter ended July 17, 2021 (the “prior year quarter”). Net sales for the year-to-date period ended July 16, 2022 (the “year-to-date period”) increased $273.2 million, or 5.7%, to $5.04 billion from $4.76 billion in the year-to-date period ended July 17, 2021 (the “prior-year-to-date period”). The increase was attributable to increases in net sales in all three segments that were favorably impacted by inflation. Additionally, the second quarter increase compared to the prior year quarter was also impacted by an increase in case volume of 3.3% within the Military segment.

Food Distribution net sales increased $61.8 million, or 5.8%, to $1.12 billion in the second quarter from $1.06 billion in the prior year quarter. Net sales for the year-to-date period increased $98.6 million, or 4.1%, to $2.49 billion from $2.39 billion in the prior year-to-date period. The increases in net sales were due primarily to the inflationary impact on pricing.

Retail net sales increased $52.4 million, or 8.5%, to $672.4 million in the second quarter from $620.0 million in the prior year quarter. Net sales for the year-to-date period increased $94.3 million, or 6.9%, from $1.36 billion in the prior year-to-date period to $1.45 billion. The increases were primarily due to inflationary pricing and share gains. Comparable store sales increased 6.5% for the quarter. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Military net sales increased $53.1 million, or 12.4%, to $483.2 million in the second quarter from $430.1 million in the prior year quarter. Net sales for the year-to-date period increased $80.4 million, or 7.9%, from $1.01 billion in the prior year-to-date period to $1.09 billion. The second quarter increase was primarily related to inflation as well as an increase in case volume. The year-to-date increase was primarily due to inflation.

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

Gross profit increased $20.6 million, or 6.2%, to $354.2 million in the second quarter from $333.6 million in the prior year quarter. As a percent of net sales, gross profit was 15.6% compared to 15.8% in the prior year quarter. Gross profit for the year-to-date period increased $53.2 million, or 7.1%, from $751.7 billion in the prior year-to-date period to $804.8 billion in the current year. As a percent of net sales, gross profit for the year-to-date period was 16.0% compared to 15.8% in the prior year-to-date period. The gross profit rate decline in the current quarter was driven by lower Retail margins. Approximately one third of the decline in the current quarter was due to lower Retail fuel margins compared to the prior year quarter. The gross profit rate decline was partially offset by improvements in gross profit rates within both the Food Distribution and Military segments. Additionally, LIFO expense increased $14.9 million, or 65 basis points compared to the prior year quarter. Gross profit rate growth in the year-to-date period was driven by improvements in margin rates in the Food Distribution and Military segments, partially offset by an increase in LIFO expense of $23.5 million, as well as a lower gross profit rate within Retail.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the second quarter increased $34.6 million, or 11.4%, to $338.9 million from $304.2 million in the prior year quarter, representing 14.9% of net sales in the second quarter compared to 14.4% in the prior year quarter. SG&A expense for the year-to-date period increased $68.9 million, or 9.9% to $761.0 million from $692.2 million in the prior year-to-date, representing 15.1% in the current year-to-date period compared to 14.5% as a percentage of net sales in the prior year-to-date period. The increase in operating expenses as a percentage of sales was due to higher corporate administrative costs, including higher incentive compensation expense and costs related to shareholder activism, in addition to higher fuel costs. The increase in operating expenses was partially offset by efficiencies realized from the Supply Chain Transformation initiative.

Acquisition and Integration – Acquisition and integration expenses for the second quarter ended July 16, 2022 and July 17, 2021 were $0.4 million and $0.1 million, respectively. Acquisition and integration expenses for the year-to-date periods ended July 16, 2022 and July 17, 2021 were $0.7 million and $0.2 million, respectively. Current year expense is primarily related to an acquisition within the Retail segment. Prior year expense was associated with the integration of Martin's Super Markets.

Restructuring and Asset Impairment, net – Second quarter and prior year quarter results included charges of $2.6 million and $3.3 million, respectively. The year-to-date period and the prior year-to-date period included charges of $2.6 million and $3.2 million, respectively. The current quarter and current year amounts primarily consist of asset impairment charges related to restructuring of the Retail segment's ecommerce delivery model, partially offset by a gain on sales of assets related to the sale of real property of previously closed locations in the Retail segment. The prior year quarter and prior year-to-date amounts consist primarily of retail store closing and asset impairment charges, partially offset by gains on the sale of pharmacy customer lists.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	Variance	July 16, 2022	July 17, 2021	Variance
Food Distribution	$12,961	$16,678	$(3,717)	$39,645	$37,824	$1,821
Retail	(368)	12,711	(13,079)	(341)	26,903	(27,244)
Military	(264)	(3,468)	3,204	1,174	(8,611)	9,785
Total operating earnings	$12,329	$25,921	$(13,592)	$40,478	$56,116	$(15,638)

Operating earnings decreased $13.6 million, or 52.4% to $12.3 million in the second quarter from $25.9 million in the prior year quarter. Operating earnings for the year-to-date period decreased $15.6 million, or 27.9%, to $40.5 million from $56.1 million in the prior year-to-date period. The decreases in operating earnings were due to the changes in net sales, gross profit and operating expenses discussed above.

Food Distribution operating earnings decreased $3.7 million, or 22.3%, to $13.0 million in the second quarter from $16.7 million in the prior year quarter. Operating earnings for the year-to-date period increased $1.8 million, or 4.8%, to $39.6 million from $37.8 million in the prior year-to-date period. The decrease in operating earnings for Food Distribution in the second quarter was due to increases in corporate administrative costs, partially offset by a higher gross margin rate. The increase in the operating earnings for Food Distribution in the year-to-date period was due to a higher gross margin rate, partially offset by an increase in corporate administrative costs.

Retail operating earnings decreased $13.1 million, or 102.9% to a $0.4 million operating loss in the second quarter from $12.7 million in operating earnings in the prior year quarter. Operating earnings for the year-to-date period decreased $27.2 million, or 101.3%, to a $0.3 million operating loss from $26.9 million in operating earnings in the prior year-to-date period. The decrease in operating earnings was due to a lower gross profit rate, along with increased corporate administrative, utilities and supplies costs.

Military operating loss decreased $3.2 million, or 92%, to $0.3 million in the second quarter from a loss of $3.5 million in the prior year quarter. Operating earnings for the year-to-date period increased $9.8 million, or 113.6%, to $1.2 million from a $8.6 million operating loss in the prior year-to-date period. The second quarter increase in operating earnings was due to a higher margin rate and increased case volumes, partially offset by increased corporate administrative costs. The year-to-date increase in operating earnings was due a higher gross margin rate, partially offset by an increase in corporate administrative costs and higher supply chain wages.

Interest Expense – Interest expense increased $1.3 million, or 38.6%, to $4.5 million in the second quarter from $3.3 million in the prior year quarter. Interest expense for the year-to-date period increased $0.9 million, or 10.9%, from $7.9 million in the prior year-to-date period to $8.7 million. The increase in interest expense was due to increases in the federal funds rate and the average debt balance.

Income Taxes – The effective income tax rates were 29.0% and 25.8% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 22.2% and 25.1%, respectively. The difference from the federal statutory rate in current quarter was primarily due to state taxes and non-deductible expenses, partially offset by tax benefits associated with federal tax credits. The difference in the federal statutory rate in the current year was primarily due to state taxes and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, partially offset by federal tax credits.

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

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, as well as per diluted share (“adjusted EPS”), and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

At the beginning of 2022, the Company made a change to the adjusted operating earnings and adjusted earnings from continuing operations measures to exclude the impact of LIFO expense or benefit. The Company believes the change reduces volatility associated with temporary fluctuations in inflation, enabling investors to best establish a basis for expected performance and the ability to evaluate actual results against that expectation and the industry in which the Company operates. Prior year adjusted operating earnings and adjusted earnings from continuing operations figures have been restated to align with this change in presentation. Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, costs related to shareholder activism, operating and non-operating costs associated with the postretirement plan amendment and settlement, organizational realignment and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, legal, and other expenses incurred in relation to shareholder activism activities. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with recognition of plan settlement losses and amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of a reduction-in-force. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other things, LIFO expense, organizational realignment and severance associated with cost reduction initiatives.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 28 weeks ended July 16, 2022 and July 17, 2021.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Operating earnings	$12,329	$25,921	$40,478	$56,116
Adjustments:
LIFO expense	17,845	2,902	28,032	4,557
Acquisition and integration	436	121	675	180
Restructuring and asset impairment, net	2,611	3,337	2,624	3,176
Organizational realignment, net	252	(52)	1,271	589
Severance associated with cost reduction initiatives	495	13	741	138
Postretirement plan amendment and settlement	133	—	133	—
Costs related to shareholder activism	3,864	—	7,335	—
Adjusted operating earnings	$37,965	$32,242	$81,289	$64,756

Following is a reconciliation of operating earnings (loss) by segment for the 12 and 28 weeks ended July 16, 2022 and July 17, 2021.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Food Distribution:
Operating earnings	$12,961	$16,678	$39,645	$37,824
Adjustments:
LIFO expense	9,640	1,626	15,368	2,420
Restructuring and asset impairment, net	(139)	781	(128)	763
Organizational realignment, net	118	(26)	601	287
Severance associated with cost reduction initiatives	39	4	130	103
Postretirement plan amendment and settlement	63	—	63	—
Costs related to shareholder activism	1,829	—	3,471	—
Adjusted operating earnings	$24,511	$19,063	$59,150	$41,397
Retail:
Operating (loss) earnings	$(368)	$12,711	$(341)	$26,903
Adjustments:
LIFO expense	3,941	477	5,853	892
Acquisition and integration	436	121	675	180
Restructuring and asset impairment, net	2,750	2,556	2,752	2,413
Organizational realignment, net	96	(19)	478	215
Severance associated with cost reduction initiatives	—	—	122	29
Postretirement plan amendment and settlement	50	—	50	—
Costs related to shareholder activism	1,453	—	2,758	—
Adjusted operating earnings	$8,358	$15,846	$12,347	$30,632
Military:
Operating (loss) earnings	$(264)	$(3,468)	$1,174	$(8,611)
Adjustments:
LIFO expense	4,264	799	6,811	1,245
Organizational realignment, net	38	(7)	192	87
Severance associated with cost reduction initiatives	456	9	489	6
Postretirement plan amendment and settlement	20	—	20	—
Costs related to shareholder activism	582	—	1,106	—
Adjusted operating earnings (loss)	$5,096	$(2,667)	$9,792	$(7,273)

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations, as well as per diluted share ("adjusted EPS"), is a non-GAAP operating financial measure that the Company defines as net earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 16, 2022 and July 17, 2021.

	12 Weeks Ended
	July 16, 2022		July 17, 2021
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$5,115	$0.14	$16,814	$0.47
Adjustments:
LIFO expense	17,845		2,902
Acquisition and integration	436		121
Restructuring and asset impairment, net	2,611		3,337
Organizational realignment, net	252		(52)
Severance associated with cost reduction initiatives	495		13
Postretirement plan amendment and settlement	745		—
Costs related to shareholder activism	3,864		—
Total adjustments	26,248		6,321
Income tax effect on adjustments (a)	(7,211)		(1,600)
Total adjustments, net of taxes	19,037	0.52	4,721	0.13
Adjusted earnings from continuing operations	$24,152	$0.66	$21,535	$0.60

	28 Weeks Ended
	July 16, 2022		July 17, 2021
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$24,404	$0.67	$36,330	$1.01
Adjustments:
LIFO expense	28,032		4,557
Acquisition and integration	675		180
Restructuring and asset impairment, net	2,624		3,176
Organizational realignment, net	1,271		589
Severance associated with cost reduction initiatives	741		138
Pension refund from annuity provider	(200)		—
Postretirement plan amendment and settlement	745		—
Costs related to shareholder activism	7,335		—
Total adjustments	41,223		8,640
Income tax effect on adjustments (a)	(11,145)		(2,166)
Total adjustments, net of taxes	30,078	0.82	6,474	0.18
Adjusted earnings from continuing operations	54,482	1.49	42,804	1.19

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 16, 2022 and July 17, 2021.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net earnings	$5,115	$16,814	$24,404	$36,330
Income tax expense	2,086	5,850	6,977	12,206
Other expenses, net	5,128	3,257	9,097	7,580
Operating earnings	12,329	25,921	40,478	56,116
Adjustments:
LIFO expense	17,845	2,902	28,032	4,557
Depreciation and amortization	21,968	21,406	50,441	49,497
Acquisition and integration	436	121	675	180
Restructuring and asset impairment, net	2,611	3,337	2,624	3,176
Cloud computing amortization	869	478	1,769	958
Organizational realignment, net	252	(52)	1,271	589
Severance associated with cost reduction initiatives	495	13	741	138
Stock-based compensation	1,397	974	5,838	5,164
Stock warrant	481	430	1,154	1,075
Non-cash rent	(839)	(1,091)	(1,927)	(1,986)
Gain on disposal of assets	(54)	(80)	(131)	(262)
Postretirement plan amendment and settlement	133	—	133	—
Costs related to shareholder activism	3,864	—	7,335	—
Adjusted EBITDA	$61,787	$54,359	$138,433	$119,202

Following is a reconciliation of operating earnings (loss) to adjusted EBITDA by segment for the 12 and 28 weeks ended July 16, 2022 and July 17, 2021.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Food Distribution:
Operating earnings	$12,961	$16,678	$39,645	$37,824
Adjustments:
LIFO expense	9,640	1,626	15,368	2,420
Depreciation and amortization	7,866	7,604	17,958	17,394
Restructuring and asset impairment, net	(139)	781	(128)	763
Cloud computing amortization	483	283	1,033	517
Organizational realignment, net	118	(26)	601	287
Severance associated with cost reduction initiatives	39	4	130	103
Stock-based compensation	658	436	2,781	2,365
Stock warrant	481	430	1,154	1,075
Non-cash rent	7	143	32	917
Loss (gain) on disposal of assets	1	(62)	(77)	(99)
Postretirement plan amendment and settlement	63	—	63	—
Costs related to shareholder activism	1,829	—	3,471	—
Adjusted EBITDA	$34,007	$27,897	$82,031	$63,566
Retail:
Operating (loss) earnings	$(368)	$12,711	$(341)	$26,903
Adjustments:
LIFO expense	3,941	477	5,853	892
Depreciation and amortization	10,740	10,685	24,929	24,926
Acquisition and integration	436	121	675	180
Restructuring and asset impairment, net	2,750	2,556	2,752	2,413
Cloud computing amortization	290	139	541	314
Organizational realignment, net	96	(19)	478	215
Severance associated with cost reduction initiatives	—	—	122	29
Stock-based compensation	494	390	1,989	1,870
Non-cash rent	(746)	(1,145)	(1,731)	(2,697)
Loss (gain) on disposal of assets	18	(2)	27	(125)
Postretirement plan amendment and settlement	50	—	50	—
Costs related to shareholder activism	1,453	—	2,758	—
Adjusted EBITDA	$19,154	$25,913	$38,102	$54,920
Military:
Operating (loss) earnings	$(264)	$(3,468)	$1,174	$(8,611)
Adjustments:
LIFO expense	4,264	799	6,811	1,245
Depreciation and amortization	3,362	3,117	7,554	7,177
Cloud computing amortization	96	56	195	127
Organizational realignment, net	38	(7)	192	87
Severance associated with cost reduction initiatives	456	9	489	6
Stock-based compensation	245	148	1,068	929
Non-cash rent	(100)	(89)	(228)	(206)
Gain on disposal of assets	(73)	(16)	(81)	(38)
Postretirement plan amendment and settlement	20	—	20	—
Costs related to shareholder activism	582	—	1,106	—
Adjusted EBITDA	$8,626	$549	$18,300	$716

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 16, 2022	July 17, 2021
Cash flow activities
Net cash provided by operating activities	$28,519	$73,582
Net cash used in investing activities	(50,707)	(10,038)
Net cash provided by (used in) financing activities	32,739	(59,311)
Net increase in cash and cash equivalents	10,551	4,233
Cash and cash equivalents at beginning of the period	10,666	19,903
Cash and cash equivalents at end of the period	$21,217	$24,136

Net cash provided by operating activities. Net cash provided by operating activities decreased $45.1 million in the current year-to-date period compared to the prior year-to-date period, primarily due to changes in working capital in the current year.

Net cash used in investing activities. Net cash used in investing activities increased $40.7 million in the current year compared to the prior year primarily due to significant proceeds from the sale of fixed assets in the prior year and an acquisition within the Retail segment in the current year.

Capital expenditures were $46.4 million in the current year and cloud computing application development spend, which is included in operating activities, was $3.2 million, compared to capital expenditures of $39.8 million and cloud computing application development spend of $4.0 million in the prior year. The Company expects fiscal year 2022 capital expenditures and cloud computing application development spend to range from $100.0 million to $110.0 million. The Food Distribution, Retail and Military segments utilized 37.6%, 45.7% and 16.7% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities increased $92.1 million in the current year compared to the prior year, primarily due to increased net borrowings on the senior credit facility in the current year.

Debt Management

Total debt, including finance lease liabilities, was $480.2 million and $405.7 million as of July 16, 2022 and January 1, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of July 16, 2022, the senior secured credit facility had outstanding borrowings of $422.2 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $469.2 million at July 16, 2022. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $17.7 million were outstanding as of July 16, 2022. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.59-to-1 at July 16, 2022 compared to 1.46-to-1 at January 1, 2022, and its investment in working capital was $417.3 million at July 16, 2022 compared to $301.4 million at January 1, 2022. The net long-term debt to total capital ratio was 0.37-to-1 at July 16, 2022 compared to 0.34-to-1 at January 1, 2022.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 16, 2022 and January 1, 2022.

	July 16,	January 1
(In thousands)	2022	2022
Current portion of long-term debt and finance lease liabilities	$6,303	$6,334
Long-term debt and finance lease liabilities	473,876	399,390
Total debt	480,179	405,724
Cash and cash equivalents	(21,217)	(10,666)
Net long-term debt	$458,962	$395,058

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022. At July 16, 2022, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended July 16, 2022, the Company declared $7.6 million in dividends. A 5.0% increase in the quarterly dividend rate from $0.20 per share to $0.21 per share was approved by the Board of Directors and announced on March 2, 2022. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 16, 2022. These commitments consist primarily of purchase commitments, standby letters of credit of $17.7 million as of July 16, 2022, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of July 16, 2022 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the second quarter of 2022 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $6.6 million of common stock share repurchases made under this program during the second quarter of 2022. At July 16, 2022, $23.1 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

On February 22, 2022, the Board of Directors authorized the repurchase of common shares in connection with a new $50 million program, increasing the total availability for share repurchases to approximately $73 million. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
April 23 - May 21, 2022
Employee Transactions	—	$—
Repurchase Program	—	$—
May 22 - June 18, 2022
Employee Transactions	666	$33.81
Repurchase Program	30,000	$31.58
June 19 - July 16, 2022
Employee Transactions	—	$—
Repurchase Program	185,402	$30.34
Total for quarter ended July 16, 2022
Employee Transactions	666	$33.81
Repurchase Program	215,402	$30.51

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 16, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 18, 2022	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)