Form 10-Q
period 2022-10-08
SpartanNash Co
filed 2022-11-10
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2022.

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

As of November 8, 2022, the registrant had 35,275,157 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases, in the Company's website-accessible conference calls with analysts, and investor presentations include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements may be identifiable by words or phrases indicating that the Company or management "expects," "anticipates," "plans," "believes," or "estimates," or that a particular occurrence or event "may," "could," "should," "will" or "will likely" result, occur or be pursued or "continue" in the future, that the "outlook", "trend", "guidance" or "target" is toward a particular result or occurrence, that a development is an "opportunity," "priority," "strategy," "focus," that the Company is "positioned" for a particular result, or similarly stated expectations.

Undue reliance should not be placed on these forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in the highly competitive wholesale distribution and retail grocery industries; changes in economic or geopolitical conditions, including inflationary pressures and the Russia-Ukraine conflict; interest rate fluctuations; labor relations issues and rising labor costs; the ability of customers to fulfill their obligations to the Company; the Company's dependence on certain major customers, suppliers and vendors; disruptions to the Company's information security network; disruptions associated with the COVID-19 pandemic; the Company's ability to implement its growth strategy and transformation initiatives; instances of security threats, severe weather conditions and natural disasters; impairment charges for goodwill and other long-lived assets; the Company's ability to successfully manage leadership transitions; the Company's ability to service its debt and to comply with debt covenants; the Company's ability to manage its private brand program for U.S. military commissaries; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; changes in government regulations; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 8,	January 1,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$18,964	$10,666
Accounts and notes receivable, net	430,150	361,686
Inventories, net	623,504	522,324
Prepaid expenses and other current assets	70,151	62,517
Property and equipment held for sale	3,707	—
Total current assets	1,146,476	957,193

Property and equipment, net	558,409	577,359
Goodwill	182,160	181,035
Intangible assets, net	107,415	110,960
Operating lease assets	261,697	283,040
Other assets, net	85,320	97,195

Total assets	$2,341,477	$2,206,782

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$492,876	$447,451
Accrued payroll and benefits	104,436	86,315
Other accrued expenses	52,834	67,893
Current portion of operating lease liabilities	45,717	47,845
Current portion of long-term debt and finance lease liabilities	6,759	6,334
Total current liabilities	702,622	655,838

Long-term liabilities
Deferred income taxes	70,557	63,692
Operating lease liabilities	243,957	266,701
Other long-term liabilities	31,227	38,292
Long-term debt and finance lease liabilities	512,704	399,390
Total long-term liabilities	858,445	768,075

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,359 and 35,948 shares outstanding	475,136	493,783
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income (loss)	3,527	(1,455)
Retained earnings	301,747	290,541
Total shareholders’ equity	780,410	782,869

Total liabilities and shareholders’ equity	$2,341,477	$2,206,782

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net sales	$2,296,512	$2,073,253	$7,334,060	$6,837,612
Cost of sales	1,945,302	1,743,769	6,178,024	5,756,471
Gross profit	351,210	329,484	1,156,036	1,081,141

Operating expenses
Selling, general and administrative	333,373	306,847	1,094,422	999,032
Acquisition and integration, net	(577)	101	98	281
Restructuring and asset impairment, net	(886)	(195)	1,738	2,981
Total operating expenses	331,910	306,753	1,096,258	1,002,294

Operating earnings	19,300	22,731	59,778	78,847

Other expenses and (income)
Interest expense	6,051	3,020	14,764	10,877
Other, net	(768)	(16)	(384)	(293)
Total other expenses, net	5,283	3,004	14,380	10,584

Earnings before income taxes	14,017	19,727	45,398	68,263
Income tax expense	4,553	4,551	11,530	16,757
Net earnings	$9,464	$15,176	$33,868	$51,506

Basic net earnings per share:	$0.27	$0.43	$0.96	$1.44

Diluted net earnings per share:	$0.26	$0.42	$0.93	$1.44

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net earnings	$9,464	$15,176	$33,868	$51,506

Other comprehensive (loss) income, before tax
Postretirement liability adjustment	(687)	57	6,601	190

Income tax benefit (expense) related to items of other comprehensive income	168	(14)	(1,619)	(46)

Total other comprehensive (loss) income, after tax	(519)	43	4,982	144
Comprehensive income	$8,945	$15,219	$38,850	$51,650

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based employee compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304
Net earnings	—	—	—	5,115	5,115
Other comprehensive income	—	—	5,478	—	5,478
Dividends - $0.21 per share	—	—	—	(7,561)	(7,561)
Share repurchases	(215)	(6,573)	—	—	(6,573)
Stock-based employee compensation	—	1,397	—	—	1,397
Stock warrant	—	481	—	—	481
Issuances of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	14	—	—	—	—
Cancellations of stock-based awards	(30)	(23)	—	—	(23)
Balance at July 16, 2022	35,913	$489,957	$4,046	$299,719	$793,722
Net earnings	—	—	—	9,464	9,464
Other comprehensive loss	—	—	(519)	—	(519)
Dividends - $0.21 per share	—	—	—	(7,436)	(7,436)
Share repurchases	(543)	(16,716)	—	—	(16,716)
Stock-based employee compensation	—	1,280	—	—	1,280
Stock warrant	—	505	—	—	505
Issuances of common stock for associate stock purchase plan	5	121	—	—	121
Issuances of restricted stock	4	—	—	—	—
Cancellations of stock-based awards	(20)	(11)	—	—	(11)
Balance at October 8, 2022	35,359	475,136	3,527	301,747	780,410

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Loss	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	19,516	19,516
Other comprehensive income	—	—	57	—	57
Dividends - $0.20 per share	—	—	—	(7,238)	(7,238)
Stock-based employee compensation	—	4,185	—	—	4,185
Stock warrant	—	645	—	—	645
Issuances of common stock for stock bonus plan and associate stock purchase plan	21	385	—	—	385
Issuances of restricted stock	523	—	—	—	—
Cancellations of stock-based awards	(129)	(2,079)	—	—	(2,079)
Balance at April 24, 2021	36,266	$494,955	$(2,219)	$257,784	$750,520
Net earnings	—	—	—	16,814	16,814
Other comprehensive income	—	—	44	—	44
Dividends - $0.20 per share	—	—	—	(7,117)	(7,117)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based employee compensation	—	872	—	—	872
Stock warrant	—	430	—	—	430
Issuance of common stock for associate stock purchase plan	6	113	—	—	113
Issuances of restricted stock	27	—	—	—	—
Cancellations of stock-based awards	(91)	(175)	—	—	(175)
Balance at July 17, 2021	35,943	$490,870	$(2,175)	$267,481	$756,176
Net earnings	—	—	—	15,176	15,176
Other comprehensive income	—	—	43	—	43
Dividends - $0.20 per share	—	—	—	(7,265)	(7,265)
Stock-based employee compensation	—	920	—	—	920
Stock warrant	—	403	—	—	403
Issuances of common stock for associate stock purchase plan	5	113	—	—	113
Issuances of restricted stock	10	—	—	—	—
Cancellations of stock-based awards	(14)	—	—	—	—
Balance at October 9, 2021	35,944	492,306	(2,132)	275,392	765,566

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 8, 2022	October 9, 2021
Cash flows from operating activities
Net earnings	$33,868	$51,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	1,664	3,075
Depreciation and amortization	72,274	71,260
Non-cash rent	(3,428)	(2,923)
LIFO expense	42,916	10,444
Postretirement benefits (income) expense	(367)	1,795
Deferred income taxes	5,299	7,970
Stock-based compensation expense	6,972	5,977
Stock warrant	1,659	1,478
Gain on disposals of assets	(68)	(213)
Other operating activities	1,501	946
Changes in operating assets and liabilities:
Accounts receivable	(68,142)	(14,295)
Inventories	(140,698)	(19,268)
Prepaid expenses and other assets	(2,043)	(18,183)
Accounts payable	54,682	37,939
Accrued payroll and benefits	16,348	(13,920)
Current income taxes	(350)	19,262
Other accrued expenses and other liabilities	(14,633)	1,103
Net cash provided by operating activities	7,454	143,953
Cash flows from investing activities
Purchases of property and equipment	(66,282)	(54,957)
Net proceeds from the sale of assets	28,981	29,171
Acquisitions, net of cash acquired	(9,408)	—
Loans to customers	—	(180)
Payments from customers on loans	1,103	1,939
Other investing activities	(350)	(24)
Net cash used in investing activities	(45,956)	(24,051)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,057,633	1,047,051
Payments on senior secured credit facility	(955,456)	(1,128,522)
Repayment of other long-term debt and finance lease liabilities	(5,116)	(4,511)
Share repurchases	(23,289)	(5,325)
Net payments related to stock-based award activities	(4,322)	(2,253)
Dividends paid	(22,458)	(21,344)
Other financing activities	(192)	(256)
Net cash provided by (used in) financing activities	46,800	(115,160)

Net increase in cash and cash equivalents	8,298	4,742
Cash and cash equivalents at beginning of period	10,666	19,903
Cash and cash equivalents at end of period	$18,964	$24,645
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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 8, 2022, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year-to-date periods of 2022 and 2021 include the results of operations of the Company for the 12- and 40-week periods ended October 8, 2022 and October 9, 2021, respectively.

Segment Change

At the beginning of the third quarter of 2022, the Company determined that the previously disclosed Food Distribution and Military operating segments should be combined into a single operating segment, Wholesale. The change in operating segments was driven by both a change in the Company’s organizational structure and a change in the reporting regularly provided to the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. The combination of the two segments reflects the way the Company manages the distribution business as one comprehensive distribution network and furthers the Company’s efforts to streamline operations in connection with its Supply Chain Transformation and better serve customers.

The change in the Company's organizational structure included the elimination of the Military segment manager role and the creation of the Chief Customer Officer position, which oversees relationships across the entire Wholesale portfolio, including Independent Retailers, National Accounts and Military. The Company also made changes to its supply chain structure to combine the reviews of performance and key metrics among the legacy Food Distribution and Military distribution centers.

The change in reporting to the CODM included the consolidation of the former Food Distribution and Military into one combined Wholesale segment, which allows the CODM to better assess performance and allocate resources across Wholesale commercial operations and the supply chain network. Accordingly, the Company's business now consists of two reportable segments: Wholesale and Retail. Prior periods have been recast to reflect this change. Refer to Note 3 for information regarding the basis of organization and types of products, services and customers that the Company derives revenue from.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of October 8, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 8, 2022			40 Weeks Ended October 8, 2022
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$642,552	$259,044	$901,596	$2,010,150	$806,116	$2,816,266
Fresh (b)	508,440	253,712	762,152	1,647,860	811,879	2,459,739
Non-food (c)	450,974	106,074	557,048	1,466,281	342,015	1,808,296
Fuel	—	47,567	47,567	—	159,514	159,514
Other	27,903	246	28,149	89,442	803	90,245
Total	$1,629,869	$666,643	$2,296,512	$5,213,733	$2,120,327	$7,334,060
Type of customers:
Individuals	$—	$666,415	$666,415	$—	$2,119,553	$2,119,553
Independent retailers (d)	554,191	—	554,191	1,787,685	—	1,787,685
National accounts	552,980	—	552,980	1,785,704	—	1,785,704
Military (e)	508,102	—	508,102	1,596,612	—	1,596,612
Other	14,596	228	14,824	43,732	774	44,506
Total	$1,629,869	$666,643	$2,296,512	$5,213,733	$2,120,327	$7,334,060

	12 Weeks Ended October 9, 2021			40 Weeks Ended October 9, 2021
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$559,129	$235,784	$794,913	$1,837,100	$763,006	$2,600,106
Fresh (b)	455,052	233,347	688,399	1,564,646	758,591	2,323,237
Non-food (c)	423,167	98,806	521,973	1,376,091	326,543	1,702,634
Fuel	—	40,544	40,544	—	118,880	118,880
Other	27,168	256	27,424	91,617	1,138	92,755
Total	$1,464,516	$608,737	$2,073,253	$4,869,454	$1,968,158	$6,837,612
Type of customers:
Individuals	$—	$608,506	$608,506	$—	$1,967,372	$1,967,372
Independent retailers (d)	515,272	—	515,272	1,676,879	—	1,676,879
National accounts	505,131	—	505,131	1,709,343	—	1,709,343
Military (e)	430,818	—	430,818	1,439,287	—	1,439,287
Other	13,295	231	13,526	43,945	786	44,731
Total	$1,464,516	$608,737	$2,073,253	$4,869,454	$1,968,158	$6,837,612

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.
(d) Independent retailers include sales that were previously classified within the former Food Distribution segment to manufacturers, brokers and distributors.
(e) Military represents the distribution of grocery products to U.S. military commissaries and exchanges, which primarily includes sales to manufacturers and brokers.

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	903	—	903
Write-offs charged against the allowance	(756)	—	(756)
Balance at October 8, 2022	$4,561	$731	$5,292

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,097)	360	(737)
Write-offs charged against the allowance	(693)	—	(693)
Balance at October 9, 2021	$4,442	$731	$5,173

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at January 1, 2022	$181,035	$—	$181,035
Acquisitions	—	1,125	1,125
Balance at October 8, 2022	$181,035	$1,125	$182,160

The Company acquired goodwill within the Retail reporting unit of $1.1 million related to an immaterial acquisition during the second quarter of 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.8 million and $67.6 million as of October 8, 2022 and January 1, 2022, respectively.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate impairment is probable. Following the change in the reportable segments in the current quarter, as disclosed in Note 1, the Company then evaluated the reporting units within the Wholesale segment in accordance with ASC 350 Intangibles - Goodwill and Other. As a result of the evaluation, the Company concluded that there was a single reporting unit within the Wholesale segment. Due to the change in reporting units, the Company performed a test for impairment as of the beginning of the third quarter immediately before and after the change. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

During the Company's current quarter impairment review, projected cash flows were discounted based on a weighted average cost of capital ("WACC") of 9.6%. This WACC was developed from adjusted market based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Wholesale reporting unit operates. The Company concluded that the fair values of both the previous Food Distribution reporting unit, as well as the current Wholesale reporting unit, were substantially in excess of their carrying values.

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 8, 2022. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at January 1, 2022	$3,124	$—	$3,124
Provision for closing charges	857	—	857
Provision for severance	—	9	9
Lease termination adjustments	(86)	—	(86)
Changes in estimates	(73)	—	(73)
Accretion expense	53	—	53
Payments	(806)	(9)	(815)
Balance at October 8, 2022	$3,069	$—	$3,069

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 8,	October 9,	October 8,	October 9,
(In thousands)	2022	2021	2022	2021
Asset impairment charges (a)	$752	$207	$4,232	$3,783
Provision for closing charges	857	—	857	1,410
Gain on sales of assets related to closed facilities (b)	(2,553)	(358)	(3,168)	(2,544)
Provision for severance	—	233	9	357
Other costs (income) associated with site closures (c)	58	196	(17)	507
Lease termination adjustments (d)	—	(488)	(102)	(488)
Changes in estimates (e)	—	15	(73)	(44)
Total	$(886)	$(195)	$1,738	$2,981

(a) Asset impairment charges in the current year were incurred in the Retail segment and relate to restructuring of the Retail segment's e-commerce delivery model and a current year store closure. In the prior year, asset impairment charges were incurred primarily in the Retail segment and relate to prior year store closures and previously closed locations, as well as site closures in connection with the Company's supply chain transformation within the Wholesale segment.

(b) Gain on sales of assets in the current year primarily relates to the sales of real property of previously closed locations within the Wholesale and Retail segments. In the prior year, the gain on sales of assets primarily related to the sales of pharmacy customer lists, equipment, and real estate associated with store closings in the Retail segment, in addition to gains on sale of vacant land in the Wholesale segment.

(c) Other income net activity in the current year primarily relates to restructuring activity within the Wholesale segment and Retail store closings. In the prior year, other costs net activity primarily related to Retail and Wholesale site closures and restructuring activities.

(d) Lease termination adjustments in the current year relates to the gain recognized to terminate a lease agreement in the current year, which includes a $16 thousand write-off of the lease liability and $86 thousand reduction of lease ancillary costs included in the reserve for closed properties. In the prior year, lease termination adjustments related to the gain recognized to terminate a lease agreement, which included a $0.3 million write-off of the lease liability and $0.2 million of lease ancillary costs included in the reserve for closed properties.

(e) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations, which were generally lower than the initial estimates at certain properties in all years presented.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $4.3 million were measured at a fair value of $0.1 million, resulting in impairment charges of $4.2 million. In the prior year, long-lived assets with a book value of $27.5 million were measured at a fair value of $23.7 million, resulting in impairment charges of $3.8 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses real estate brokers.

The Company has evaluated assets held for sale as of October 8, 2022 and concluded that a previously closed facility in Lakeland, Florida within the Wholesale segment, with a carrying value of $2.8 million, and one previously closed store within the Retail segment, with a carrying value of $0.9 million, meet the requirements for held for sale classification within ASC 360. The assets have been classified as property and equipment held for sale in the condensed consolidated balance sheet. Liabilities with a carrying value of $0.1 million are included as part of the disposal group. Subsequent to the end of the third quarter, the Company sold all property and equipment held for sale and received proceeds totaling $6.9 million.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At October 8, 2022 and January 1, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 8,	January 1,
(In thousands)	2022	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,759	$6,334
Long-term debt and finance lease liabilities	514,292	402,065
Total book value of debt instruments	521,051	408,399
Fair value of debt instruments, excluding debt financing costs	518,820	414,667
(Deficit) excess of fair value over book value	$(2,231)	$6,268

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

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation (the "PBGC") on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. On April 28, 2022, the Central States Plan submitted an initial application to the PBGC for relief. The Central States Plan withdrew the initial application and submitted a revised application on August 12, 2022. As the Central States Plan is in a critical and declining status, it is expected to qualify for relief under the Act. The PBGC has up to 120 days from the date of the most recent submission to review the application. The legislation and the available relief are designed to alleviate the risk of insolvency of the Plan for the next 30 years.

Note 8 – Associate Retirement Plans

During the 12- and 40- week periods ended October 8, 2022, the Company recognized net periodic postretirement benefit income of $0.7 million and expense of $0.2 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan"). During the 12- and 40- week periods ended October 9, 2021, the Company recognized net periodic postretirement benefit costs of $0.2 million and $0.5 million, respectively, related to the Retiree Medical Plan.

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 12- and 40- week periods ended October 8, 2022, the Company recognized $0.8 million and $0.9 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

Prior to the Plan amendment, the Company made total contributions of approximately $0.2 million in the 40-weeks ended October 8, 2022 to the Retiree Medical Plan. The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and/or highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12-week periods ended October 8, 2022 and October 9, 2021 were $2.2 million. The Company’s contributions during the 40-week periods ended October 8, 2022 and October 9, 2021 were $9.1 million and $10.3 million, respectively. See Note 7 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 9 – Income Taxes

The effective income tax rate was 32.5% and 23.1% for the 12 weeks ended October 8, 2022 and October 9, 2021, respectively. The effective income tax rate was 25.4% and 24.5% for the 40 weeks ended October 8, 2022 and October 9, 2021, respectively. The difference from the federal statutory rate in current quarter was primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by tax benefits associated with federal tax credits. The difference in the federal statutory rate in the current year was primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation. In the prior year, the differences from the federal statutory rate was primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits.

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

Share-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Restricted stock expense	$1,280	$920	$6,972	$5,977
Income tax benefit	(582)	(253)	(3,630)	(1,483)
Restricted stock expense, net of tax	$698	$667	$3,342	$4,494

The following table summarizes activity in the stock incentive plans for the 40 weeks ended October 8, 2022:

		Weighted
	Restricted	Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding at January 1, 2022	1,031,837	$17.56
Granted	387,146	28.61
Vested	(469,746)	17.91
Cancelled/Forfeited	(85,295)	20.15
Outstanding at October 8, 2022	863,942	$22.01

As of October 8, 2022, total unrecognized compensation cost related to non-vested restricted stock awards granted under the Company’s stock incentive plans is $9.7 million and is expected to be recognized over a weighted average period of 2.0 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Warrant expense	$505	$403	$1,659	$1,478
Income tax benefit	(46)	(28)	(187)	(121)
Warrant expense, net of tax	$459	$375	$1,472	$1,357

The following table summarizes stock warrant activity for the 40 weeks ended October 8, 2022:

Warrant
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(326,238)
Outstanding and nonvested at October 8, 2022	3,588,595

As of October 8, 2022, total unrecognized cost related to non-vested warrant shares was $19.0 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 5.0 years. Warrants representing 1,848,677 shares are vested and exercisable. As of October 8, 2022, non-vested warrant shares had an intrinsic value of $45.0 million, and vested warrant shares had an intrinsic value of $23.2 million.

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

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Numerator:
Net earnings	$9,464	$15,176	$33,868	$51,506
Adjustment for earnings attributable to participating securities	(100)	(264)	(406)	(999)
Net earnings used in calculating earnings per share	$9,364	$14,912	$33,462	$50,507
Denominator:
Weighted average shares outstanding, including participating securities	35,160	35,525	35,444	35,671
Adjustment for participating securities	(370)	(618)	(425)	(692)
Shares used in calculating basic earnings per share	34,790	34,907	35,019	34,979
Effect of dilutive stock warrant	792	197	784	146
Effect of dilutive restricted stock awards	193	94	170	54
Shares used in calculating diluted earnings per share	35,775	35,198	35,973	35,179
Basic earnings per share	$0.27	$0.43	$0.96	$1.44
Diluted earnings per share	$0.26	$0.42	$0.93	$1.44

Note 12 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021
Non-cash investing activities:
Capital expenditures included in accounts payable	$6,341	$2,268
Operating lease asset additions	16,227	29,448
Finance lease asset additions	16,204	2,665
Non-cash financing activities:
Dividends declared but unpaid	204	372
Recognition of operating lease liabilities	16,227	29,448
Recognition of finance lease liabilities	16,204	2,665
Other supplemental cash flow information:
Cash paid for interest	13,008	9,464

Note 13 – Segment Information

As disclosed in Note 1, during the third quarter of fiscal year 2022, the Company combined the former Food Distribution and Military reportable segments into a single reportable segment, Wholesale. Segment information from prior periods has been recast to reflect this change.

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
12 Weeks Ended October 8, 2022
Net sales to external customers	$1,629,869	$666,643	$2,296,512
Inter-segment sales	280,892	274	281,166
Acquisition and integration, net	—	(577)	(577)
Restructuring and asset impairment, net	(2,088)	1,202	(886)
Depreciation and amortization	11,090	10,743	21,833
Operating earnings	14,015	5,285	19,300
Capital expenditures	9,642	10,209	19,851

12 Weeks Ended October 9, 2021
Net sales to external customers	$1,464,516	$608,737	$2,073,253
Inter-segment sales	250,055	154	250,209
Acquisition and integration, net	—	101	101
Restructuring and asset impairment, net	(332)	137	(195)
Depreciation and amortization	11,130	10,633	21,763
Operating earnings	5,929	16,802	22,731
Capital expenditures	10,148	4,971	15,119

40 Weeks Ended October 8, 2022
Net sales to external customers	$5,213,733	$2,120,327	$7,334,060
Inter-segment sales	904,144	675	904,819
Acquisition and integration, net	—	98	98
Restructuring and asset impairment, net	(2,216)	3,954	1,738
Depreciation and amortization	36,602	35,672	72,274
Operating earnings	54,834	4,944	59,778
Capital expenditures	34,867	31,415	66,282

40 Weeks Ended October 9, 2021
Net sales to external customers	$4,869,454	$1,968,158	$6,837,612
Inter-segment sales	830,313	572	830,885
Acquisition and integration, net	—	281	281
Restructuring and asset impairment, net	431	2,550	2,981
Depreciation and amortization	35,701	35,559	71,260
Operating earnings	35,142	43,705	78,847
Capital expenditures	32,309	22,648	54,957

	October 8,	January 1,
(In thousands)	2022	2022
Total Assets
Wholesale	$1,580,120	$1,459,440
Retail	761,357	747,342
Total	$2,341,477	$2,206,782

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

At the beginning of the third quarter of 2022, the Company combined the previous Food Distribution and Military operating segments into one operating segment: Wholesale. The change in the operating segments was driven by both a change in the Company’s organizational structure, and in the reporting utilized by the Chief Operating Decision Maker to allocate the Company’s resources and assess operating performance. The combination of the two segments reflects the way the Company manages the distribution business as one comprehensive distribution network and furthers the Company’s efforts to streamline operations in connection with its Supply Chain Transformation and better serve customers. As a result, the Company now operates two reportable segments: Wholesale and Retail. Segment financial information for the comparative prior year periods within this quarterly report has been recast to reflect this update.

The Company’s Wholesale segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to independent grocers, the Company’s corporate owned retail stores, national retailers, food service distributors, and other customers. The Company’s Wholesale segment also distributes grocery products to 160 military commissaries and over 400 exchanges worldwide. The Company is the exclusive supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017.

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

2022 Third Quarter Highlights

Key financial and operational highlights for the third quarter include the following:

•
Net sales of $2.3 billion, increased 10.8%, compared to $2.1 billion in the prior year quarter.
•
Retail comparable sales increased 8.0% for the quarter.
•
Net earnings of $9.5 million, a decrease of 37.6%, compared to $15.2 million in the prior year quarter.
•
Adjusted EBITDA of $57.3 million, an increase of 11.3%, compared to $51.5 million in the prior year quarter.

In November 2022, the Company increased fiscal 2022 guidance, including, among other items, net sales, adjusted EBITDA, adjusted EPS and interest expense. The change in the guidance is in line with known or anticipated trends related to additional benefits expected from the Company's Supply Chain Transformation initiative and continued inflation, which are tempered by labor investments in both the Wholesale and Retail segments and elevated interest rates. The Company now expects net sales to range from $9.5 billion to $9.7 billion, with Wholesale sales now expected to increase 6.5% to 8.0% and Retail comparable stores expected to increase 6% to 7.5%. Adjusted EBITDA is now expected to range from $237 million to $242 million and adjusted EPS is now expected to range from $2.27 per diluted share to $2.37 per diluted share. The interest expense is now expected to range from $21 million to $23 million.

The Company believes certain Company initiatives including the Supply Chain Transformation, initiatives relating to merchandising transformation and marketing innovation, and plans to gain market share in both the Retail and Wholesale segments will favorably impact the Company’s future results. The Company believes additional future investments in capital expenditures will be necessary to support these programs. Tempering the Company’s expectations of favorable future results are macroeconomic headwinds including a tight labor market, possibility of a recession, reduction in government food assistance programs, and inflationary pressures.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021	October 8, 2022	October 8, 2022
Net sales	100.0	100.0	100.0	100.0	10.8	7.3
Gross profit	15.3	15.9	15.8	15.8	6.6	6.9
Selling, general and administrative	14.5	14.8	14.9	14.6	8.6	9.5
Acquisition and integration, net	(0.0)	0.0	0.0	0.0	**	**
Restructuring charges and asset impairment, net	(0.0)	(0.0)	0.0	0.0	**	**
Operating earnings	0.8	1.1	0.8	1.2	(15.1)	(24.2)
Other expenses	0.2	0.1	0.2	0.2	75.9	35.9
Earnings before income taxes	0.6	1.0	0.6	1.0	(28.9)	(33.5)
Income tax expense	0.2	0.2	0.2	0.2	0.0	(31.2)
Net earnings	0.4	0.7	0.5	0.8	(37.6)	(34.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	Variance	October 8, 2022	October 9, 2021	Variance
Wholesale	$1,629,869	$1,464,516	$165,353	$5,213,733	$4,869,454	$344,279
Retail	666,643	608,737	57,906	2,120,327	1,968,158	152,169
Total net sales	$2,296,512	$2,073,253	$223,259	$7,334,060	$6,837,612	$496,448

Net sales for the quarter ended October 8, 2022 (the “third quarter”) increased $223.3 million, or 10.8%, to $2.30 billion from $2.07 billion in the quarter ended October 9, 2021 (the “prior year quarter”). Net sales for the year-to-date period ended October 8, 2022 (the “year-to-date period”) increased $496.4 million, or 7.3%, to $7.33 billion from $6.84 billion in the year-to-date period ended October 9, 2021 (the “prior-year-to-date period”). The increases were attributable to increases in net sales in both the Wholesale and Retail segments, which were favorably impacted by inflation.

Wholesale net sales increased $165.4 million, or 11.3%, to $1.63 billion in the third quarter from $1.46 billion in the prior year quarter. Net sales for the year-to-date period increased $344.3 million, or 7.1%, to $5.21 billion from $4.87 billion in the prior year-to-date period. The increases in net sales were due primarily to the inflationary impact on pricing.

Retail net sales increased $57.9 million, or 9.5%, to $666.6 million in the third quarter from $608.7 million in the prior year quarter. Net sales for the year-to-date period increased $152.2 million, or 7.7%, from $1.97 billion in the prior year-to-date period to $2.12 billion. The increases were primarily due to inflationary pricing. Comparable store sales increased 8.0% and 7.2% for the current quarter and the year-to-date period, respectively. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which for all non-production operations includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. The Company’s gross profit definition may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The Wholesale segment includes shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of earnings.

Gross profit increased $21.7 million, or 6.6%, to $351.2 million in the third quarter from $329.5 million in the prior year quarter. As a percent of net sales, gross profit was 15.3% compared to 15.9% in the prior year quarter. Gross profit for the year-to-date period increased $74.9 million, or 6.9%, from $1.08 billion in the prior year-to-date period to $1.16 billion in the current year. As a percent of net sales, gross profit for both the year-to-date and prior year-to-date periods was 15.8%. The gross profit rate decline in the current quarter was driven by an increase in LIFO expense of $9.0 million, or 36 basis points. After considering the impact of LIFO, lower Retail margin rates were partially offset by improvements in margin rates within the Wholesale segment. Gross profit rate in the year-to-date period remained flat when compared to the prior year as the improvements in the Wholesale margin rates were offset by a total company increase in LIFO expense of $32.5 million, as well as a lower gross profit rate within Retail.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the third quarter increased $26.5 million, or 8.6%, to $333.4 million from $306.8 million in the prior year quarter, representing 14.5% of net sales in the third quarter compared to 14.8% in the prior year quarter. SG&A expense for the year-to-date period increased $95.4 million, or 9.5% to $1.1 billion from $1.0 billion in the prior year-to-date, representing 14.9% in the current year-to-date period compared to 14.6% as a percentage of net sales in the prior year-to-date period. The decrease in operating expenses as a percentage of sales in the current quarter was due to a reduction in the supply chain expense rates as a result of efficiencies realized from the Company’s Supply Chain Transformation initiative. These efficiencies were partially offset by an increase in corporate administrative costs, which included higher incentive compensation expense and up-front investments in the Merchandising Transformation initiative. The increase in operating expenses as a percentage of sales in the year-to-date period was due to higher corporate administrative costs, which included an increase in incentive compensation expense, costs related to shareholder activism, and up-front investments in the Merchandising transformation initiative. The increase in operating expenses was partially offset by efficiencies realized from the Supply Chain Transformation initiative.

Acquisition and Integration, net – Third quarter and prior year quarter results included net gains of $0.6 million and charges of $0.1 million, respectively. Acquisition and integration expenses for the year-to-date periods ended October 8, 2022 and October 9, 2021 were $0.1 million and $0.3 million, respectively. The current quarter activity primarily consists of a gain from the reversal of a litigation accrual which was initially established at the time of the Martin's Super Markets acquisition. In the current quarter, the Company successfully appealed the litigation and released the corresponding accrual. Current year-to-date expense is primarily related to an acquisition within the Retail segment, partially offset by the reversal of the litigation accrual in the current quarter. Prior year expense was associated with the integration of Martin's Super Markets.

Restructuring and Asset Impairment, net – Third quarter and prior year quarter results included net gains of $0.9 million and $0.2 million, respectively. The year-to-date period and the prior year-to-date period included net charges of $1.7 million and $3.0 million, respectively. The current quarter income was primarily due to gains on sales of real property of previously closed locations within both segments, partially offset by Retail store closing charges and asset impairment charges related to the restructuring of the Retail segment's e-commerce delivery model. Current year expense primarily consists of asset impairment charges related to restructuring of the Retail segment's ecommerce delivery model and Retail store closing charges, partially offset by a gain on sales of assets related to the sale of real property of previously closed locations in both segments. The prior year quarter and prior year-to-date amounts consist primarily of retail store closing and asset impairment charges, partially offset by gains on the sale of pharmacy customer lists, equipment, and real estate associated with store closings, as well as the termination of a lease and the sale of real estate within the Wholesale segment.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings.

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	Variance	October 8, 2022	October 9, 2021	Variance
Wholesale	$14,015	$5,929	$8,086	$54,834	$35,142	$19,692
Retail	5,285	16,802	(11,517)	4,944	43,705	(38,761)
Total operating earnings	$19,300	$22,731	$(3,431)	$59,778	$78,847	$(19,069)

Operating earnings decreased $3.4 million, or 15.1% to $19.3 million in the third quarter from $22.7 million in the prior year quarter. Operating earnings for the year-to-date period decreased $19.1 million, or 24.2%, to $59.8 million from $78.8 million in the prior year-to-date period. The decreases in operating earnings were due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $8.1 million, or 136.4%, to $14.0 million in the third quarter from $5.9 million in the prior year quarter. Operating earnings for the year-to-date period increased $19.7 million, or 56.0%, to $54.8 million from $35.1 million in the prior year-to-date period. The increase in operating earnings for Wholesale in the third quarter was due to increased sales and a reduced rate of supply chain expenses, partially offset by increases in corporate administrative costs and LIFO expense. The increase in the operating earnings for Wholesale in the year-to-date period was due to increased sales, a higher gross margin rate and a reduced rate of supply chain expenses, partially offset by an increase in corporate administrative costs.

Retail operating earnings decreased $11.5 million, or 68.5% to $5.3 million in the third quarter from $16.8 million in operating earnings in the prior year quarter. Operating earnings for the year-to-date period decreased $38.8 million, or 88.7%, to $4.9 million from $43.7 million in operating earnings in the prior year-to-date period. The decrease in operating earnings was due to a lower gross profit rate, investments in store wage rates, and increased corporate administrative, utilities and supplies costs.

Interest Expense – Interest expense increased $3.0 million, or 100.4%, to $6.1 million in the third quarter from $3.0 million in the prior year quarter. Interest expense for the year-to-date period increased $3.9 million, or 35.7%, from $10.9 million in the prior year-to-date period to $14.8 million. The increase in interest expense was due to rising interest rates and an increase in borrowings due to inflationary increases in working capital.

Income Taxes – The effective income tax rates were 32.5% and 23.1% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 25.4% and 24.5%, respectively. The difference from the federal statutory rate in current quarter was primarily due to state taxes, limitations on the deductibility of executive compensation and other non-deductible expenses, partially offset by tax benefits associated with federal tax credits. The difference in the federal statutory rate in the current year was primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation. In the prior year, the differences from the federal statutory rate was primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits.

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

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, as well as per diluted share (“adjusted EPS”), net long-term debt, capital expenditures and IT capital, and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 40 weeks ended October 8, 2022 and October 9, 2021.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Operating earnings	$19,300	$22,731	$59,778	$78,847
Adjustments:
LIFO expense	14,884	5,887	42,916	10,444
Acquisition and integration, net	(577)	101	98	281
Restructuring and asset impairment, net	(886)	(195)	1,738	2,981
Organizational realignment, net	588	—	1,859	589
Severance associated with cost reduction initiatives	54	239	795	377
Postretirement plan amendment and settlement	—	—	133	—
Costs related to shareholder activism	—	—	7,335	—
Adjusted operating earnings	$33,363	$28,763	$114,652	$93,519
Wholesale:
Operating earnings	$14,015	$5,929	$54,834	$35,142
Adjustments:
LIFO expense	12,959	5,197	35,138	8,862
Restructuring and asset impairment, net	(2,088)	(332)	(2,216)	431
Organizational realignment, net	367	—	1,160	374
Severance associated with cost reduction initiatives	43	170	662	279
Postretirement plan amendment and settlement	—	—	83	—
Costs related to shareholder activism	—	—	4,577	—
Adjusted operating earnings	$25,296	$10,964	$94,238	$45,088
Retail:
Operating earnings	$5,285	$16,802	$4,944	$43,705
Adjustments:
LIFO expense	1,925	690	7,778	1,582
Acquisition and integration, net	(577)	101	98	281
Restructuring and asset impairment, net	1,202	137	3,954	2,550
Organizational realignment, net	221	—	699	215
Severance associated with cost reduction initiatives	11	69	133	98
Postretirement plan amendment and settlement	—	—	50	—
Costs related to shareholder activism	—	—	2,758	—
Adjusted operating earnings	$8,067	$17,799	$20,414	$48,431

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 40 weeks ended October 8, 2022 and October 9, 2021.

	12 Weeks Ended
	October 8, 2022		October 9, 2021
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$9,464	$0.26	$15,176	$0.42
Adjustments:
LIFO expense	14,884		5,887
Acquisition and integration, net	(577)		101
Restructuring and asset impairment, net	(886)		(195)
Organizational realignment, net	588		—
Severance associated with cost reduction initiatives	54		239
Postretirement plan amendment and settlement	(763)		—
Total adjustments	13,300		6,032
Income tax effect on adjustments (a)	(2,725)		(1,511)
Total adjustments, net of taxes	10,575	0.29	4,521	0.13
Adjusted earnings from continuing operations	$20,039	$0.55	$19,697	$0.55

	40 Weeks Ended
	October 8, 2022		October 9, 2021
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$33,868	$0.93	$51,506	$1.44
Adjustments:
LIFO expense	42,916		10,444
Acquisition and integration, net	98		281
Restructuring and asset impairment, net	1,738		2,981
Organizational realignment, net	1,859		589
Severance associated with cost reduction initiatives	795		377
Pension refund from annuity provider	(200)		—
Postretirement plan amendment and settlement	(18)		—
Costs related to shareholder activism	7,335		—
Total adjustments	54,523		14,672
Income tax effect on adjustments (a)	(13,870)		(3,677)
Total adjustments, net of taxes	40,653	1.12	10,995	0.30
Adjusted earnings from continuing operations	$74,521	$2.05	$62,501	$1.74

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 40 weeks ended October 8, 2022 and October 9, 2021.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net earnings	$9,464	$15,176	$33,868	$51,506
Income tax expense	4,553	4,551	11,530	16,757
Other expenses, net	5,283	3,004	14,380	10,584
Operating earnings	19,300	22,731	59,778	78,847
Adjustments:
LIFO expense	14,884	5,887	42,916	10,444
Depreciation and amortization	21,833	21,763	72,274	71,260
Acquisition and integration, net	(577)	101	98	281
Restructuring and asset impairment, net	(886)	(195)	1,738	2,981
Cloud computing amortization	925	570	2,694	1,528
Organizational realignment, net	588	—	1,859	589
Severance associated with cost reduction initiatives	54	239	795	377
Stock-based compensation	1,370	920	7,208	6,084
Stock warrant	505	403	1,659	1,478
Non-cash rent	(764)	(994)	(2,691)	(2,980)
Loss (gain) on disposal of assets	63	49	(68)	(213)
Postretirement plan amendment and settlement	—	—	133	—
Costs related to shareholder activism	—	—	7,335	—
Adjusted EBITDA	$57,295	$51,474	$195,728	$170,676

Following is a reconciliation of operating earnings to adjusted EBITDA by segment for the 12 and 40 weeks ended October 8, 2022 and October 9, 2021.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Wholesale:
Operating earnings	$14,015	$5,929	$54,834	$35,142
Adjustments:
LIFO expense	12,959	5,197	35,138	8,862
Depreciation and amortization	11,090	11,130	36,602	35,701
Restructuring and asset impairment, net	(2,088)	(332)	(2,216)	431
Cloud computing amortization	645	423	1,873	1,067
Organizational realignment, net	367	—	1,160	374
Severance associated with cost reduction initiatives	43	170	662	279
Stock-based compensation	894	549	4,743	3,843
Stock warrant	505	403	1,659	1,478
Non-cash rent	(92)	122	(288)	833
(Gain) loss on disposal of assets	(26)	25	(184)	(112)
Postretirement plan amendment and settlement	—	—	83	—
Costs related to shareholder activism	—	—	4,577	—
Adjusted EBITDA	$38,312	$23,616	$138,643	$87,898
Retail:
Operating earnings	$5,285	$16,802	$4,944	$43,705
Adjustments:
LIFO expense	1,925	690	7,778	1,582
Depreciation and amortization	10,743	10,633	35,672	35,559
Acquisition and integration, net	(577)	101	98	281
Restructuring and asset impairment, net	1,202	137	3,954	2,550
Cloud computing amortization	280	147	821	461
Organizational realignment, net	221	—	699	215
Severance associated with cost reduction initiatives	11	69	133	98
Stock-based compensation	476	371	2,465	2,241
Non-cash rent	(672)	(1,116)	(2,403)	(3,813)
Loss (gain) on disposal of assets	89	24	116	(101)
Postretirement plan amendment and settlement	—	—	50	—
Costs related to shareholder activism	—	—	2,758	—
Adjusted EBITDA	$18,983	$27,858	$57,085	$82,778

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 8, 2022	October 9, 2021
Cash flow activities
Net cash provided by operating activities	$7,454	$143,953
Net cash used in investing activities	(45,956)	(24,051)
Net cash provided by (used in) financing activities	46,800	(115,160)
Net increase in cash and cash equivalents	8,298	4,742
Cash and cash equivalents at beginning of the period	10,666	19,903
Cash and cash equivalents at end of the period	$18,964	$24,645

Net cash provided by operating activities. Net cash provided by operating activities decreased $136.5 million in the current year-to-date period compared to the prior year-to-date period, primarily due to changes in working capital, including the impact of inflation, inventory buying patterns and expansion of the distribution network in the current year.

Net cash used in investing activities. Net cash used in investing activities increased $21.9 million in the current year compared to the prior year primarily due to an increase in capital expenditures in the current year and an acquisition within the Retail segment in the current year.

Capital expenditures were $66.3 million in the current year and cloud computing application development spend, which is included in operating activities, was $3.2 million, compared to capital expenditures of $55.0 million and cloud computing application development spend of $7.0 million in the prior year. The Company expects fiscal year 2022 capital expenditures and cloud computing application development spend to range from $100.0 million to $110.0 million. The Wholesale and Retail segments utilized 52.6% and 47.4% of capital expenditures, respectively, in the current year.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $162.0 million in the current year compared to the prior year, primarily due to increased net borrowings on the senior credit facility in the current year, partially offset by an increase in share repurchases in the current year.

Debt Management

Total debt, including finance lease liabilities, was $519.5 million and $405.7 million as of October 8, 2022 and January 1, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes, purchases of property, plant and equipment and share repurchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of October 8, 2022, the senior secured credit facility had outstanding borrowings of $461.8 million. Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $434.1 million at October 8, 2022. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $17.7 million were outstanding as of October 8, 2022. The credit facility matures December 18, 2023 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.63-to-1 at October 8, 2022 compared to 1.46-to-1 at January 1, 2022, and its investment in working capital was $443.9 million at October 8, 2022 compared to $301.4 million at January 1, 2022. The net long-term debt to total capital ratio was 0.39-to-1 at October 8, 2022 compared to 0.34-to-1 at January 1, 2022.

Net long-term debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The ratio of net long-term debt to total capital is a non-GAAP financial measure that is calculated by dividing net long-term debt, as defined previously, by total capital (net long-term debt plus total shareholders’ equity). The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net long-term debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of October 8, 2022 and January 1, 2022.

	October 8,	January 1,
(In thousands)	2022	2022
Current portion of long-term debt and finance lease liabilities	$6,759	$6,334
Long-term debt and finance lease liabilities	512,704	399,390
Total debt	519,463	405,724
Cash and cash equivalents	(18,964)	(10,666)
Net long-term debt	$500,499	$395,058

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of October 8, 2022 and January 1, 2022.

	October 8,	January 1,
(In thousands)	2022	2022
Net long-term debt	$500,499	$395,058
Total shareholders' equity	780,410	782,869
Total capital	$1,280,909	$1,177,927

For information on contractual obligations, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022. At October 8, 2022, there have been no material changes to the Company’s significant contractual obligations outside the ordinary course of business.

Cash Dividends

During the quarter ended October 8, 2022, the Company declared $7.4 million in dividends. A 5.0% increase in the quarterly dividend rate from $0.20 per share to $0.21 per share was approved by the Board of Directors and announced on March 2, 2022. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 8, 2022. These commitments consist primarily of purchase commitments, standby letters of credit of $17.7 million as of October 8, 2022, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of October 8, 2022 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). As of the Evaluation Date, SpartanNash Company’s management, including the CEO and CFO, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the third quarter of 2022 there were no changes in SpartanNash’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Part II, Item 1 is incorporated by reference to the information set forth under the caption “Commitments and Contingencies” in Note 7 in the notes to condensed consolidated financial statements included in this report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2021 10-K) for the year ended January 1, 2022 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2021 10-K, together with all the other information in the Quarterly Reports on Form 10-Q for the quarters ended April 23, 2022 and July 16, 2022 and this Quarterly Report on Form 10-Q, including the forward-looking statements which appear at the beginning of this report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2017, the Board authorized a publicly announced $50 million share repurchase program, expiring in 2022. There were $16.7 million of common stock share repurchases made under this program during the third quarter of 2022. At October 8, 2022, $6.4 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

On February 22, 2022, the Board of Directors authorized the repurchase of common shares in connection with a new $50 million program, increasing the total availability for share repurchases to approximately $56 million. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

		Average
	Total Number	Price Paid
Fiscal Period	of Shares Purchased	per Share
July 17 - August 13, 2022
Employee Transactions	—	$—
Repurchase Program	149,995	$31.84
August 14 - September 10, 2022
Employee Transactions	409	$31.07
Repurchase Program	158,200	$31.28
September 11 - October 8, 2022
Employee Transactions	—	$—
Repurchase Program	234,331	$29.84
Total for quarter ended October 8, 2022
Employee Transactions	409	$31.07
Repurchase Program	542,526	$30.81

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

10.1*	Executive Separation Agreement between SpartanNash Company and Yvonne Trupiano.**

10.2*	Executive Separation Agreement between SpartanNash Company and Arif Dar.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 8, 2022, has been formatted in Inline XBRL.

* Indicates management contract or compensatory plan.

** Refiled to correct the inadvertent filing of an earlier draft of the Executive Separation Agreement between SpartanNash Company and Yvonne Trupiano, previously included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on June 2, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 10, 2022	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)