Form 10-K
period 2022-12-31
SpartanNash Co
filed 2023-03-01
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the Nasdaq Global Select Market on July 15, 2022 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 31, 2022) was $1,119,947,910.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 27, 2023 was 35,061,566, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Definitive Proxy Statement for the 2023 Annual Meeting

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K, in the Company’s press releases, and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), about the plans, strategies, objectives, goals or expectations of SpartanNash and its subsidiaries (“SpartanNash” or the “Company”). These forward-looking statements may be identifiable by words or phrases indicating that the Company or management “expects,” “anticipates,” “plans,” “believes,” “intends,” or “estimates,” or that a particular occurrence or event “may,” “could,” “should,” “will” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook”, “trend”, "guidance" or "target" is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Annual Report, other report, release, presentation, or statement. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially.

This section and the discussions contained in Item 1A “Risk Factors” of this Annual Report on Form 10-K, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Annual Report. In addition, historical information should not be considered as an indicator of future performance.

PART I

Item 1. Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a food solutions company that delivers the ingredients for a better life. Its core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate-owned retail stores, and U.S. military commissaries and exchanges; as well as operating a premier fresh produce distribution network and the Our Family® private label brand. SpartanNash serves customer locations in all 50 states and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar, Djibouti, Korea and Japan. The Company owns and operates 147 supermarkets and shares its operational insights to drive solutions for its food retail independent customers. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

At the beginning of the third quarter of 2022, the Company combined the previous Food Distribution and Military operating segments into one operating segment: Wholesale. The change in the operating segments was driven by both a change in the Company’s organizational structure, and in the reporting utilized by the Chief Operating Decision Maker to allocate the Company’s resources and assess operating performance. The combination of the two segments reflects the way the Company manages the distribution business as one comprehensive network and furthers the Company’s efforts to streamline operations in connection with its supply chain transformation and better serve customers. As a result, the Company now operates two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Segment financial information for the comparative prior year periods within this annual report has been recast to reflect this change.

The Company’s fiscal year end is the Saturday closest to December 31. In this report we discuss information as of and for the fiscal years ending or ended December 30, 2023 ("2023"), December 31, 2022 (“2022” or “current year”), January 1, 2022 (“2021” or “prior year”) and January 2, 2021 (“2020”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and usually includes the Easter holiday. As a result of fiscal 2020 containing 53 weeks, the fourth quarter of fiscal 2020 contained 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

The Company’s differentiated business model of Wholesale and Retail operations leverages the complementary nature of both segments and supports the ability of the Company’s independent retail customers to compete in the grocery industry in the long-term. The model produces operational efficiencies, greater visibility and broader business growth options throughout each of the segments.

SpartanNash has a strategic identity called Our Winning RecipeTM that activates its mission to deliver the ingredients for a better life through a focus on core capabilities, behaviors and strategic priorities. SpartanNash has a keen focus on its core capabilities which include: people, operational excellence and insights that drive solutions. The Company’s vision is seeing a day when its customers say, “I can’t live without them.”

Wholesale Segment

The Company’s Wholesale segment uses a multi-channel sales approach to distribute national brand and private brand products to independent retailers, national accounts, food service distributors, e-commerce providers, and the Company's corporate owned retail stores. The Company’s Wholesale segment also contracts with manufacturers and brokers to distribute a wide variety of grocery products to 160 U.S. military commissaries and over 400 exchanges worldwide. Together with its third-party partner, Coastal Pacific Food Distributors ("CPFD"), SpartanNash represents the only global delivery solution to service the Defense Commissary Agency ("DeCA" or "the Agency"). Total net sales from the Company’s Wholesale segment, including sales to corporate owned retail stores that are eliminated in the consolidated financial statements, totaled $8.0 billion for 2022. As of the end of 2022, the Company is among the five largest wholesale distributors in the nation in terms of annual revenue. The Company is focused on growth in its Wholesale segment, through expanded relationships with existing customers as well as new business opportunities.

As of December 31, 2022, the Company operated in all 50 states by leveraging a network of 19 distribution centers, in addition to a facility on the West Coast operated by third-party partner CPFD, as well as internal transportation fleets and third-party shipping partners, servicing the Wholesale segment. The Company’s extensive geographic reach drives economies of scale, provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry in the long-term and includes distribution centers strategically located among the largest concentration of military bases the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company’s Wholesale segment provides a selection of approximately 85,500 stock-keeping units (SKUs) of nationally branded and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, and seafood, as well as floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmaceutical products. These product offerings, along with best-in-class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. The Company also provides a comprehensive menu of support services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed, ranging from real estate and site surveys to a full suite of merchandising, marketing, accounting, and information technology solutions.

The Company also services national accounts through a variety of platforms and has diversified its customer base through growth with these customers. These national accounts partner with the Company to centralize their supply of grocery products or product categories, and to leverage the Company’s broad geographic reach. Sales to one of the Company’s customers in the Wholesale segment accounted for 16%, 17% and 17% of the Company's net sales for 2022, 2021 and 2020, respectively. No other individual customer exceeded 10% of the Company's net sales in any of the years presented.

The Company is also the exclusive supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017. The current contract to provide DeCA with private branded products extends through December 2025. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or engages its worldwide strategic business partner, CPFD, to deliver the products on its behalf. The Company is among one of the four largest distributors to the DeCA commissary system, in terms of annual sales, that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers.

DeCA operates a chain of 236 commissaries on U.S. military installations across the world that sells approximately $4.2 billion of grocery products annually. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As of December 31, 2022, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems.

The Company’s ten largest Wholesale customers (excluding corporate owned retail stores) accounted for approximately 43% of total Wholesale net sales for 2022. Approximately 90% of Wholesale net sales to independent retailers for 2022 are covered under supply agreements with customers.

The Wholesale segment competes directly with a number of traditional and specialty grocery wholesalers and retailers that maintain or develop self-distribution systems. In addition, the Company’s independent customers face intense competition from supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company partners with these customers to help them compete efficiently and effectively. The primary competitive factors in the Wholesale business include price, service level, product quality, variety, reputation with DeCA, location of distribution centers and other value-added services.

Retail Segment

As of December 31, 2022, the Company operated 147 corporate owned retail stores and 36 fuel centers in nine states in the Midwest, primarily under the banners of Family Fare, Martin’s Super Markets, D&W Fresh Market, and VG’s Grocery. Retail banners and store counts are fully detailed in Item 2, “Properties.” The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 square feet, or on average, approximately 44,000 square feet per store.

The Company’s convenience and community-focused strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores. This strategy is complemented by e-commerce platforms, including Fast Lane and Groceries to GO, and relationships with DoorDash, Shipt, and Uber Eats, which provide online grocery shopping and curbside pickup or delivery at 142 corporate owned retail locations as of December 31, 2022. These channels are highly valued by customers and continuing to enhance and grow this platform is a key component of the Company’s strategy. The Company makes investments to support its online ordering systems, the speed and convenience of curbside pickup, and the efficiency and completeness of order fulfillment.

The Company’s corporate owned retail stores offer nationally branded and private brand grocery products, as well as perishable food products including dry groceries, produce, dairy products, meat, delicatessen items, including store prepared “grab and go” meal options, bakery goods, frozen food, and seafood, as well as floral products, general merchandise, beverages, health and beauty care products and fuel. Sixty-five of the Company’s stores contain franchised Starbucks or Caribou Coffee shops, which enhance the customer experience and help to drive traffic. Private brand grocery products typically generate higher margins while also improving customer loyalty by offering quality products at affordable prices.

As of December 31, 2022, the Company offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company) and operated three pharmacy locations not associated with corporate-owned retail locations. The Company believes the pharmacy service offering in its corporate owned retail stores is an important part of the consumer experience. Most of the Company’s pharmacies offer low-cost generic drugs and counseling for preventative health and education for its customers. Influenza and COVID-19 vaccinations are available in the pharmacies.

The following chart details the changes in the number of corporate owned retail stores over the last five fiscal years:

	2018	2019	2020	2021	2022
Number of stores at beginning of year	145	139	156	156	145
Stores acquired or constructed during year	—	24	1	—	3
Stores closed or sold during year	6	7	1	11	1
Number of stores at end of year	139	156	156	145	147

The principal competitive factors in the Retail business include the location and image of the store; the price, quality, variety and value-add of the fresh offering; and the quality, convenience and consistency of service. In addition to competing with traditional grocery stores, the Company competes with supercenters, deep discounters, mass merchandisers, limited assortment stores, and e-commerce providers. The Company monitors planned competitive store openings and uses established proactive strategies to respond to new competition both before and after competitive store openings. Strategies to react to competition vary based on many factors, such as the competitor’s format, strengths, weaknesses, pricing and sales focus.

Supply Chain Network

The Company’s distribution network is comprised of 19 distribution centers, in addition to a facility on the West Coast operated by CPFD, which are utilized to service the Wholesale segment. The Company warehouses product through approximately 8.9 million square feet of distribution center space. The Company operates a diverse fleet of owned and leased transportation equipment, which includes 570 over-the-road tractors, 253 dry vans and 1,130 refrigerated trailers. In addition, the Company also operates 14 over-the-road tractors, 258 dry vans and 123 refrigerated trailers through short-term rental contracts. The Company carefully manages the approximate 64 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national accounts and corporate owned retail stores.

The Company continues to execute its comprehensive supply chain transformation initiative. The initiative is focused on executing improvements to supply chain operations across the Company’s network, which continues to result in sustained efficiencies and cost reductions. The supply chain initiative is focused on making investments in people, process, and technology to support long-term growth and maximize operational efficiencies. The Company is investing in its workforce through an expansion of its onboarding, training and career development programs, and is working on several initiatives aimed at improving associate engagement, customer experience and overall supply chain performance.

The Company is currently refining its sales and operations planning process and optimizing its network to enable more effective and efficient operations across the supply chain. The Company plans to continue to enhance its inventory management and control policies and procedures, including item assortment decisions, while also developing dynamic slotting capabilities, to improve order selection efficiency and maximize space utilization. Process improvements are also underway in other areas of warehouse operations, including enhanced labor planning tools and analytical capabilities to improve productivity.

System enhancements in the areas of forecasting and replenishment are intended to support the strategic optimization of inventory, allowing for improved service levels and warehouse capacities, while also reducing excess inventory and shrink. The Company believes that its consolidation of transportation management information systems will also streamline operations and reduce miles traveled.

Marketing and Merchandising

During 2022, the Company leveraged data and insights to develop and implement strategies to respond to changes in consumer behavior impacted by the post-pandemic rise of food at home consumption as well as inflation. In 2022, the Company completed extensive market research to gain a better understanding of the meaning, importance, and equity of each retail banner brand. Shoppers revealed deep emotional connections with the Company's retail banner brands, including the feeling of a "hometown" store with hundreds of local products that provide a consistent, positive, and personalized experience.

The Company’s retail growth strategy is focused on building in-store and digital engagement with shoppers to better personalize offers and highlight local assortment, while increasing customer satisfaction through quality, service and convenience. Key focus areas include improvement in customers’ perception of Company pricing, product assortment and increased penetration of the Company’s private brands. Although value-seeking behavior is increasing, convenient food indulgence in grocery stores is a way in which consumers are shifting away from dining out. Building on the strength of the Company's flagship brand, Our Family®, Fresh & Finest, by Our Family®, a premium fresh brand, was successfully launched in 2022. Additionally, the Company launched the first phase of a merchandising transformation initially focused on enhancing category management, including a new cost policy and better promotions planning. In 2022, the transformation leveraged advanced analytics to enable more customer-led category planning and promotions to benefit corporate retail and independent grocery customers.

The Company has developed processes to measure the activation of these strategies as well as their impacts. These measures are reviewed continuously to refine and evolve the strategies. The Company will continue to share its best practices across its independent customer base within the Wholesale segment as it gains further insights.

Seasonality

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore can be affected by seasons. The Company’s revenues may also be impacted by weather patterns.

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

Technology

In 2022, the Company focused on foundational IT hardware and digitization efforts across all business segments, including the continued transition to Software as a Service (“SaaS”) technology, where production environments are hosted in the cloud.

Supply Chain. The Company continued its transformational effort to replace existing transportation systems, including standardization of processes and rationalization of disparate systems into a single integrated application stack. Additionally, the Company developed process automation improvements as well as data analytic solutions around workforce productivity. These automation and data analytic initiatives, combined with the workforce investments noted previously, are expected to contribute to improved hiring, retention and productivity.

Retail. The Company continued taking additional steps to modernize its retail applications footprint, which began in 2021 with a comprehensive effort to upgrade and digitize its point-of-sale (“POS”) environment. The upgraded POS application includes an integrated feature set which enhances the retail experience both for SpartanNash and its independent customers.

Marketing and Merchandising. In 2022, the Company completed its implementation of a cloud-based pricing and promotion automation solution. The new technology provides a vendor portal and aids workflow management for promotional activities, as well as the management of associated vendor billings for all of the Company's customers. In addition, the Company further expanded eCommerce capabilities including integration with leading marketplaces including DoorDash, Shipt, and Uber Eats.

Administrative Systems, Infrastructure and Security. The Company has implemented tools to improve both the efficiency and effectiveness of internal reporting and administrative functions. A centralized cloud-based data analytics solution was implemented to consolidate the Company’s analysis and reporting platforms, which supplies the Company with advanced data analytics capabilities to provide better business insights in real-time. During 2022, the Company also took significant steps to improve its information security. Lastly, the Company made several enhancements to its foundational hardware infrastructure including upgrades to the production storage environment and network servers.

Human Capital

The success of the Company's strategic direction and its execution begins with its associates, which is why the Company's People First culture is vitally important. For the Company, this means investment in its people is the first investment it makes. As the Company cultivates an environment in which associates can do their best work, it is building the foundation for a thriving business that will last. During 2022, the Company hired a new Chief Human Resources Officer, Nicole Zube, who has a proven background in human capital management.

As of December 31, 2022, the Company employed approximately 17,500 associates, 10,500 on a full-time basis and 7,000 on a part-time basis.

Retention. Attracting and retaining talent is imperative to achieving the Company's mission of delivering the ingredients for a better life. The Company’s primary initiatives in this area include improving diversity and inclusion in our workforce, ensuring a safe and desirable work environment, maintaining a competitive and compelling total rewards offer and investing in leadership and associate development.

While the rate of turnover remains high, specifically in the retail and distribution environments, the Company has specific engagement plans to further reduce attrition in 2023.

Diversity, Equity, and Inclusion. The Company celebrates diversity and believes employing a diverse workforce where associates can be authentic is key to success. SpartanNash expects all of its associates to reinforce the People First culture to build a diverse and inclusive workplace. As a commitment to this, all associates are required to complete training on Dignity and Respect, Anti-Harassment and Anti-Discrimination. Additionally, during 2022 the Company named a Senior Director of Diversity and Inclusion to oversee the Company’s diversity and inclusion strategic objectives and programs.

The Company leads with inclusion and strives to create an environment where associates are valued and empowered to support its business objectives, customers and the communities it serves, and to provide associates connection within the organization. SpartanNash has associate resource groups available for young professionals, multicultural associates, veterans and women.

The Company also believes that it is best served by leaders that have diverse perspectives, education, experience, skills, gender, race, and ethnicity as demonstrated by the current executive leadership team and Board of Directors. The Company will continue to seek out such candidates through our talent acquisition practices.

Safe, Healthy and Secure Workplace. At SpartanNash, environment, health and safety (EHS) are integral to the People First culture. To keep the Company's associates safe, and achieve the mission of delivering ingredients for a better life, the Company is focusing on improving EHS. SpartanNash is fully committed to conducting its operations safely and in an environmentally friendly manner. It does this by identifying, assessing, and effectively addressing environmental concerns and workplace hazards, and focusing on injury prevention, natural resource conservation, energy saving initiatives and pollution prevention. The Company's executive leadership team is fully committed to maintaining a healthy and safe workplace and integrating health and safety into all workplace activities, which is evidenced by the Company's goal to be a leader in every safety category it measures.

Associate Engagement and Training. The Company believes that engagement and education are key to ensuring the Company's associates provide extraordinary service and expertise. The Company conducted an associate engagement survey of its entire workforce in 2022 to comprehensively solicit feedback. The resulting survey action plans will be used as the basis to further associate engagement efforts in 2023. The Company provides company-wide training on Our Winning RecipeTM when new associates join the Company and role-specific training to ensure operational excellence. Front-line supervisor training was an emphasis in 2022 as all front-line leaders attended the Company's Elevate manager training programs. The Company has been recognized by Business Insider as a top employer for workplace flexibility, and external feedback scores show consistent positive growth in associate experience.

Compensation and Benefits. The Company’s total rewards programs are designed to provide compensation and benefits packages that will attract, retain, reward, and inspire its associates to achieve a high level of performance. Overall compensation and benefits are periodically reviewed to ensure that they remain competitive with respect to industry benchmarks. Significant wage investments were made in 2022 across the retail and supply chain operations to attract and retain associates. Areas of focus for wages included wage improvements for certain entry level roles across all front-line operations and for distribution hourly associates, and to incentivize productivity and to address competitive truck driver pay. Since 2020, the Company has increased retail entry level wages by 30% on average. The Company's incentive programs are designed to align the associates' financial interests with those of shareholders and other stakeholders.

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

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to its workforce and the purchase, handling, sale and transportation of its products. Many of the Company’s products are subject to federal Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA”) regulation. The Company believes that it is in compliance, in all material respects, with the FDA, USDA and other federal, state and local laws and regulations governing its businesses.

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

Item 1A. Risk Factors

The Company faces many risks. If any of the events or circumstances described in the following risk factors occur, the Company’s financial condition or profitability may suffer, and the trading price of the Company’s common stock could decline. We provide these risk factors for investors as permitted by and to obtain the rights and protections under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. This discussion of risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K. All of these forward-looking statements are affected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements, which appears at the beginning of this report.

Business and Operational Risks

The Company operates in an extremely competitive industry where many of the Company’s competitors are much larger and may be able to compete more effectively.

The grocery industry is highly competitive. The Company’s Wholesale and Retail segments have many competitors, including regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, deep discount retailers, limited assortment stores and wholesale membership clubs. Many of the Company’s competitors have greater resources than the Company and may be able to compete more effectively.

Industry consolidation, alternative store formats, nontraditional competitors and e-commerce have contributed to market share losses for traditional grocery stores. The Company’s Wholesale and Retail segments are primarily focused on traditional retail grocery trade, which faces competition from faster growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services. The Company expects these trends to continue. If the Company is not successful in effectively competing with these alternative channels, or growing sales into such channels, its business or financial results may be adversely impacted.

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

A significant portion of the Company’s sales are with major customers and the Company’s success is heavily dependent on retaining this business and on our customers’ ability to maintain and grow their business.

The Company depends heavily on our customer base which includes certain large and growing customers, and our success is dependent on our customers’ ability to maintain and grow their business. To the extent that major customers decide to utilize alternative sources of products, whether through other distributors or self-distribution, or decide to discontinue offering certain products, the Company’s financial condition or profitability may be materially and adversely affected. Similarly, if major customers are not able to maintain or grow their business and honor the terms of our distribution agreements, the Company may be materially and adversely affected through a reduction in revenue and profitability.

Sales to one of the Company’s customers accounted for 16%, 17% and 17% of the Company’s net sales in 2022, 2021 and 2020, respectively. The Company’s ability to maintain a close, mutually beneficial relationship with major customers is an important determinant of the Company’s continued growth and profitability.

The Company may not be able to achieve its growth strategy through successful implementation of its transformation initiatives.

The Company’s long-term strategy includes a focus on revenue growth from new customers, market share gains, and continued expansion into value-add offerings, as well as driving incremental profitability through initiatives including supply chain transformation, merchandising transformation, and other margin-enhancing innovations, including OwnBrands execution, automation, and retail execution.

The successful design and implementation of these initiatives may present significant challenges, many of which are beyond the Company's control. In addition, the initiatives may not advance the Company's business strategy as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in the Company not realizing all or any of the anticipated benefits or not realizing the anticipated benefits within the expected timetable. If the Company is unable to realize the anticipated financial performance of the initiatives, its ability to fund other initiatives may be adversely affected. Any failure to implement the initiatives in accordance with expectations could adversely affect the Company's ability to achieve its long-term revenue and profitability targets.

In addition, the complexity of the initiatives requires a substantial amount of management and operational resources. The Company's management team must successfully implement operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on its resources may divert the Company's attention from existing core businesses and could also have adverse effects on existing business relationships with suppliers and customers. As a result, the Company's financial condition, profitability, or cash flows may be adversely affected.

Changes in relationships with the Company’s vendor base and supply chain disruptions may adversely affect its business operations.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. Recent supply chain disruptions within the industry, including labor availability, raw material shortages, and rising costs have placed constraints on the Company’s vendors resulting in reduced inbound fill rates and decreased product availability, which could negatively impact sales and profitability.

There has been significant consolidation in the food industry, and this consolidation may continue to the Company’s commercial disadvantage. Such consolidations could have a material adverse impact on the Company’s revenues and profitability.

The Company is vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and it may not be able to offset increasing costs by increasing prices to its customers.

The Company's suppliers purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. These products are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. These increased prices, as well as other related expenses that they pass through to their customers, could result in higher costs for the products these vendors supply to the Company. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of the products the Company purchases from its vendors can from time to time increase significantly and unexpectedly. The Company attempts to manage these risks by entering into supply contracts, implementing cost saving measures and by raising sales prices. The Company expects to face continued industry-wide cost inflation. To the extent it is unable to offset present and future cost increases, the Company's operating results could be materially and adversely affected.

Changes in macroeconomic conditions may adversely affect the Company's performance.

Macroeconomic uncertainty, including rising inflation, potential economic recession, and increasing interest rates, among other negative macroeconomic conditions, could lead to decreased consumer spending from the Company's customer base, which could adversely affect the Company’s profitability and growth.

It may be difficult for the Company to attract and retain well-qualified associates and effectively manage increased labor costs.

The Company has experienced, and may continue to experience, a shortage of qualified labor, particularly for retail store associates, warehouse workers, and truck drivers. Such a shortage has caused upward pressure on wages. If the Company is unable to attract and retain quality associates to meet its needs without significant changes to its compensation offering, the Company could be required to reduce staffing below optimal levels or rely more on higher-cost third-party providers, which could significantly reduce the Company’s profitability and growth.

Customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations may fail to repay the Company.

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

The Company may not be able to achieve its strategy of growth through acquisitions, may encounter difficulties successfully integrating acquired businesses, and may not realize the anticipated benefits of business acquisitions.

The Company’s strategy includes growth through the acquisition of additional wholesale distribution and retail operations. Given the recent consolidation activity which has resulted in a limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition or may be required to make acquisitions which do not achieve the desired level of profitability or sales. Additionally, future acquisitions of retail grocery stores could result in the Company competing with its independent retailer customers which could adversely affect existing business relationships with those customers. As a result, the Company may not be able to actively identify or pursue suitable acquisition candidates in the future, complete acquisitions or obtain the necessary financing all of which may adversely affect the Company’s ability to grow profitably. Furthermore, if the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations. The integration of acquired businesses may also cause us to incur unforeseen costs which may prevent the Company from realizing the anticipated economic, operational, and other benefits and synergies timely and efficiently, all of which may negatively impact sales and long-term growth plans.

The private brand program for U.S. military commissaries may be terminated or not achieve the desired results.

In December 2016, the Defense Commissary Agency (“DeCA”), which operates U.S. military commissaries worldwide, competitively awarded to the Company the contract to support and supply products for the Agency’s private brand product program. The current contract to provide DeCA with private branded products expires in December 2025. Private brand products had not previously been offered in the Agency’s commissaries. The Company has invested and plans to continue to invest significant resources as it partners with DeCA to expand this program. However, the program may not be successful, may be discontinued or DeCA may suspend, terminate, shorten the scope or change certain terms and conditions in its agreement with SpartanNash which could have a significant adverse impact on the Company’s profitability.

The Company expects that DeCA will face significant competition in each product category from national brands that are familiar to consumers. If the Agency is unable to drive traffic and business at the commissaries by offering one-stop shopping for military customers through a combination of both national and private brand offerings, then both DeCA and the Company may be unable to achieve expected returns from this program, which could have a material adverse effect on the Company’s business and may negatively impact DeCA's willingness to continue the program. The success of the program will depend, in part, on factors beyond the Company’s control, including the unilateral actions of DeCA.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

The Company has complex information technology (“IT”) systems that are vital to its business operations. It also employs mobile devices, social networking and other online activities to connect with and service customers, associates, suppliers, and business partners. The Company receives, transmits, and stores many types of sensitive information, including consumers’ personal information, personal health information, information belonging to customers, vendors, business partners, and other third parties, and the Company’s proprietary, confidential, or sensitive information. As a result, the Company faces risks of security breaches, system disruption, theft, espionage, inadvertent release of information, and other technology-related disruptions. The Company could incur significant losses due to any such event.

Cyber threats evolve rapidly and are becoming more sophisticated, which may defeat the security programs and disaster recovery facilities and procedures implemented by the Company. Cyber attackers may defeat the Company's security measures and compromise the personal information of consumers, vendors, business partners, associates and other sensitive information. Associate error, faulty password management or other problems may compromise the security measures and result in a breach of the Company’s information systems, systems disruptions, data theft or other criminal activity. This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages.

Changes in geopolitical conditions, including the ongoing conflict between Russia and Ukraine, may adversely affect the Company's operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics operations and impact global margins due to increased commodity, energy, and input costs, which could negatively impact the Company's profitability. To the extent the conflict between Russia and Ukraine adversely affects the Company's business, it may also have the effect of heightening other risks disclosed in this document and could further materially and adversely affect the Company's financial condition and profitability.

Threats to security or the occurrence of severe weather conditions, natural disasters or other unforeseen events could harm the Company’s business.

The Company’s business could be severely impacted by severe weather conditions, natural disasters, or other events that could affect the warehouse and transportation infrastructure used by the Company and its vendors to supply the Company’s corporate owned retail stores, and Wholesale customers. Insurance programs may not fully cover losses, contingency plans adopted by the Company may fail, and the damage or destruction of Company facilities could compromise its ability to distribute products and generate sales and could increase energy costs needed to operate impacted facilities. Unseasonable weather conditions that impact growing conditions and the availability of food could also adversely and materially affect profitability, financial position or cash flows.

Climate change, as well as an increasing focus by stakeholders on environmental sustainability and corporate responsibility matters, could adversely affect the business, brand or reputation.

The Company is susceptible to risks associated with climate change, which may cause more frequent and extreme weather events. Risks associated with climate change include disruptions to the operations and supply chain; increased operating costs including those associated with use of natural gas, diesel fuel, gasoline and electricity; as well as increased costs and use of operational resources associated with complying with any new climate-related legal or regulatory requirements, including mandated use of alternative energy sources such as renewable energy or reduction of greenhouse emissions, all of which could disrupt and adversely affect the business and profitability, financial position or cash flows.

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

The Company's business and reputation may be adversely impacted by the increasing focus on environmental, social and governance matters.

In recent years, there has been an increasing focus by stakeholders – including investors, governmental and non-governmental organizations, employees, and some customers, and suppliers – on environmental, social and governance (“ESG”) matters. Implementation of ESG initiatives may have an adverse financial impact on the Company resulting from increased costs required to achieve desired results. Moreover, a partial or complete failure, whether real or perceived, to adequately address ESG priorities or to achieve progress on the Company's reported ESG initiatives, could adversely affect the Company’s reputation and negatively impact the Company’s financial and business operations. Conversely, taking a position, whether real or perceived, on ESG, public policy, geopolitical or similar matters could also adversely impact the reputation of the Company and its financial condition stemming from increased operational and product costs, reputational damage, and shareholder activism.

The Company may not successfully achieve its ESG-related goals, and any future investments that it makes in furtherance of achieving such goals may not produce the expected results or meet increasing stakeholder ESG expectations. Moreover, future events could lead the Company to prioritize other nearer-term interests over progressing toward current ESG-related goals based on business strategy, economic, regulatory, social or other factors. If the Company is unable to meet or properly report on the progress toward achieving the ESG-related goals, it could face adverse publicity and reactions from current or potential investors, activist groups or other stakeholders, which could result in reputational harm or other adverse effects to the Company.

Disease outbreaks, such as the COVID-19 pandemic and associated responses, may disrupt our business by increasing costs, negatively impacting our supply chain, driving change in consumer behavior, and having an adverse impact on the Company's operations.

The COVID-19 pandemic and responses thereto continue to affect our industry and our business as many risks and uncertainties remain and some of the measures put in place in response to the pandemic continue to have material adverse impacts on business operations, including:

•
Duration of the COVID-19 pandemic, increase in the number of COVID-19 cases, and the related effect of new variants, strains or mutations of the virus on economic activity and business operations;
•
Ongoing concerns about the health and safety of our associates, and our ability to meet staffing needs in our retail stores, distribution centers, and corporate offices;
•
Increased distribution and operational costs due to significant increases in customer traffic and demand for grocery products, and the corresponding inability to meet demand with the existing workforce or other assets;
•
Failure of third parties on which the Company relies, including its customers, suppliers, contractors, commercial banks and other business partners to meet their obligations to the Company, which may be caused by their own financial or operational challenges, which could materially and adversely impact the Company;
•
Supply chain risks due to significantly increased demand following supply chain shutdowns and unprecedented disruptions and delays, including the availability of warehouse and transportation personnel and service providers or the inability to procure adequate quantities of certain goods;
•
Reduced workforce or temporary store and distribution center closures associated with the presence of COVID-19 infections among the Company’s associates;
•
Increased costs relating to compliance with public health and safety requirements for the Company’s associates and customers;
•
Inability to accurately forecast financial results due to the uncertainty associated with the short- and long-term effects of the pandemic on the U.S. economy, our business, and consumer behavior; or
•
Increased and accelerated competition from alternative channels, including e-commerce retailers, due to a change in consumer behavior post-pandemic and continued social distancing.

Any of the foregoing factors, or other effects of the pandemic may materially increase costs, negatively impact sales and damage the Company’s financial condition, profitability, cash flows and its liquidity position. The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with COVID-19 and any future pandemic.

Impairment charges for goodwill or other long-lived assets could adversely affect the Company’s financial condition and profitability.

The Company is required to perform an annual impairment test for goodwill and other long-lived tangible and intangible assets in the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or – for goodwill – the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other assets. This could result in the Company recording a non-cash impairment charge for goodwill or other long-lived assets in the period the determination of impairment is made. The Company cannot accurately predict the amount or timing of potential impairments of assets. Should the value of goodwill or other assets become impaired, the Company’s financial position and profitability may be adversely affected.

The Company may not successfully manage transitions associated with the executive leadership team.

The Company’s success depends upon the continued services of executive officers and other key personnel, as well as its ability to effectively transition to their successors. Within the past two years, the Company has appointed several new executive leaders. These transitions may be disruptive to the Company, and if the Company is unable to execute an orderly transition and successfully integrate the new executives to successfully develop and implement strategic initiatives, the Company’s revenue, operating results and financial performance may be adversely affected. Any future changes to the executive leadership team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. The Company may not be able to timely find suitable successors to key roles as transitions occur or may not successfully integrate successors into its leadership team or the Company’s business operations. The Company’s inability to retain other key leaders or effectively transition to their successors, or any delay in filling any such critical positions, could harm its business and profitability.

Risks Related to the Company’s Indebtedness

The Company is exposed to interest rate risk due to the variable rates on its indebtedness, which may increase debt service obligations if interest rates rise.

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 31, 2022 would increase interest expense related to such debt by approximately $2.2 million per year.

Covenants in its debt agreements restrict the Company’s operational flexibility.

The agreements governing the Revolving Credit Facility contain usual and customary restrictive covenants relating to the management and operation of the Company, including restrictions on its ability to borrow, pay dividends, or consummate certain transactions. These covenants may prevent the Company from taking actions that it believes would be in the best interest of the business and may make it difficult for the Company to successfully execute its business strategy and transformation initiatives or effectively compete with companies that are not similarly restricted. The Company may also incur future debt obligations that might subject it to additional restrictive and financial covenants that could affect financial and operational flexibility. The Company may not be granted waivers of or amendments to these agreements if for any reason it is unable to comply with them, or the Company may not be able to refinance its debt on acceptable terms or at all. In addition, failure to comply with the covenants in the Company’s debt agreements could result in all of its indebtedness becoming immediately due and payable.

The Company’s level of indebtedness could adversely affect its financial condition and its ability to raise additional capital or obtain financing in the future, respond to business opportunities, react to changes in its business, and make required payments on its debt.

As of December 31, 2022, the Company had outstanding indebtedness of $503.6 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 6 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

Indebtedness could have significant consequences, including the following:

•
reduced ability to execute the Company’s growth strategy, including merger and acquisition opportunities;
•
reduced ability to invest in the Company, which may place it at a competitive disadvantage;
•
increased vulnerability to adverse economic and industry conditions;
•
exposure to interest rate increases;
•
reduced cash flow available for other purposes; or
•
limited ability to borrow additional funds for working capital, capital expenditures and other investments.

The Company’s level of indebtedness may further increase from time to time. Although the Company’s agreements governing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness, including secured debt, that could be incurred in compliance with these restrictions could be substantial. Incurring substantial additional indebtedness could further exacerbate the risks associated with the Company’s level of indebtedness.

Legal, Regulatory and Legislative Risks

Changes in government regulations may have a material adverse effect on financial results.

The Company operates in a highly regulated environment. The products we distribute and sell through our retail stores are subject to inspection and regulatory action by the United States Food and Drug Administration. Our warehouses and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities, and our logistics operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration. Moreover, as a federal contractor, the Company must develop and maintain Affirmative Action Programs under the Rehabilitation Act, as enforced by the Office of Federal Contract and Compliance Programs, which may cause the Company to incur significant reputational and monetary damages for alleged discrimination in employment practices. In addition, the various federal, state and local laws, regulations and administrative practices to which the Company is subject require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs, tobacco and alcoholic beverages, among others. Changes in federal, state or local minimum wages and overtime laws, federal tax laws, or employee paid leave laws could result in the Company incurring significant labor costs which could have material adverse effects on the Company’s financial position and profitability. The Company employs hourly associates who are compensated at an hourly rate lower than $15.00. If minimum wage rates increase, the Company would have to increase the wages of employees who fall below the new minimum and may need to increase the wages of employees in close proximity above the new minimum to address wage compression. In addition, changes in federal tax regulations may result in significant increases in the Company’s current and deferred tax liabilities, and may include changes in federal tax rates and the deductibility of certain costs. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs for the Company.

The Company’s Wholesale segment is dependent upon domestic and international military operations. A change in the military commissary system, including its supply chain, or a change in the level of governmental funding, could negatively impact the Company’s business.

Because the Company’s Wholesale segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or locations of bases, or DeCA’s supply chain may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by the Company, a change by DeCA to a self-distribution model, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of a sequestration, may impact the level of funding to DeCA and could have a material impact on the Company’s operations. If DeCA were to make material changes to its supply chain model, for example by limiting distribution authorization, then the Company’s Wholesale segment could be affected.

Product recalls or other safety concerns regarding the Company’s products could harm the Company’s reputation as well as increase its costs.

The Company faces risks related to the safety of the food products that it distributes or sells. It may need to recall such products for actual or alleged contamination, adulteration, mislabeling, or other safety concerns. The Company distributes fresh fruits and vegetables, as well as other fresh prepared foods. These products, and other food products that the Company sells, are at risk of contamination by disease-causing organisms such as Salmonella, E. coli, and others. These pathogens are generally found in nature, and as a result, there is a risk that they could be present in the products distributed or sold by the Company. The Company typically has little control over proper food handling before the Company’s receipt of the product or once the product has been delivered to the Company's retail customers. Recall costs can be material. A widespread product recall could result in significant losses due to the administrative costs of a recall, the destruction of inventory, and lost sales. Recalls and other food safety concerns can also result in adverse publicity, damage to the Company’s reputation, and a loss of confidence in the safety and quality of its products. Customers may avoid purchasing certain products from the Company, or may seek alternative sources of supply for some or all of their food needs, even if the basis for concern is outside of the Company’s control. Any loss of confidence on the part of the Company’s customers would be difficult and costly to overcome. Any real or perceived issue regarding the safety of any food or drug items sold by the Company, regardless of the cause, could have a substantial and adverse effect on the Company’s business.

A number of the Company’s associates are covered by collective bargaining agreements, and unions may attempt to organize additional associates.

Approximately 7% of the Company’s associates are covered by collective bargaining agreements (“CBAs”) which expire between February 2024 and April 2026. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations.

Further, if the Company is unable to control healthcare and pension costs provided for in the CBAs, the Company may experience increased operating costs and an adverse impact on future profitability.

The Company may continue to see additional union organizing campaigns. The potential for unionization could increase as any new related legislation or regulations are passed. The Company respects its associates’ right to unionize or not to unionize. However, the unionization of a significant portion of the Company’s workforce could increase the Company’s overall costs at the affected locations and adversely affect its flexibility to run its business in the most efficient manner to remain competitive or acquire new businesses and could adversely affect its profitability by increasing its labor costs or otherwise restricting its ability to maximize the efficiency of its operations.

Costs related to multi-employer pension plans and other postretirement plans could increase.

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, based on obligations arising from its CBAs with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company does not have control over the level of contributions the Company is required to make. Benefit levels and related issues may continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors. Costs related to multi-employer pension plans and other postretirement plans could increase and adversely affect the Company’s financial conditions and results of operation.

Refer to Note 8 in the accompanying notes to the consolidated financial statements for further information.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the locations and approximate square footage of the Company’s distribution centers used by its Wholesale segment as of December 31, 2022. The lease expiration dates for the distribution centers primarily servicing the Wholesale segment range from October 2023 to December 2031. The majority of these leases contain renewal options beyond these dates, if exercised.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan	—	1,179,582	1,179,582
Norfolk, Virginia	188,093	545,073	733,166
Omaha, Nebraska	4,384	686,783	691,167
Bellefontaine, Ohio	—	666,045	666,045
Oklahoma City, Oklahoma	—	608,543	608,543
Lima, Ohio	—	517,552	517,552
Columbus, Georgia (a)	478,702	—	478,702
Bloomington, Indiana	—	471,277	471,277
San Antonio, Texas	—	461,544	461,544
Lumberton, North Carolina	386,129	—	386,129
Fargo, North Dakota	81,000	288,824	369,824
St. Cloud, Minnesota	40,319	329,046	369,365
Landover, Maryland	368,088	—	368,088
Severn, Maryland	363,872	—	363,872
Pensacola, Florida	—	355,900	355,900
Sioux Falls, South Dakota	79,300	196,114	275,414
Menominee, Michigan	—	253,021	253,021
Bluefield, Virginia	—	187,531	187,531
Indianapolis, Indiana	—	118,497	118,497
Total Square Footage	1,989,887	6,865,332	8,855,219
(a)
The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 31, 2022.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa, Wisconsin	75	3,241,872	11	526,423	86	3,768,295
Martin's Super Markets	Indiana, Michigan	11	660,228	9	461,727	20	1,121,955
D&W Fresh Market	Michigan	8	393,586	2	84,458	10	478,044
VG’s Grocery	Michigan	8	363,117	1	38,012	9	401,129
Dan's Supermarket	North Dakota	5	264,077	—	—	5	264,077
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	3	173,740	3	173,740
Sun Mart Foods	Nebraska	1	31,733	4	93,824	5	125,557
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
No Frills Supermarkets	Iowa, Nebraska	2	39,560	—	—	2	39,560
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Total		115	5,129,019	32	1,461,463	147	6,590,482

The Company also owns one fuel center that is not reflected in the retail square footage above, a Family Fare Quick Stop in Michigan that is not included with a corporate owned retail store but is adjacent to the Company’s corporate headquarters. Also not reflected in the retail square footage above are three pharmacies not associated with corporate-owned retail locations, located in Iowa, Michigan, and Wisconsin as well as certain properties used to facilitate the stock and transfer of goods between retail stores.

The Company’s headquarters is located in Grand Rapids, Michigan. The Company maintains offices in multiple states consisting of approximately 328,000 square feet in Company-owned buildings and 23,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers eight stores totaling approximately 372,000 square feet and owns and leases to third parties one warehouse of approximately 422,000 square feet and office space totaling 109,000 square feet.

The Company believes that its properties are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business as currently conducted.

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

As of February 27, 2023, there were approximately 1,300 shareholders of record of SpartanNash common stock.

During the fourth quarter of 2017, the Board authorized a $50.0 million share repurchase program, which expired during the fourth quarter of 2022. On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a new $50 million program, which expires on February 22, 2027. As of December 31, 2022, $44.0 million remains available under the new program. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends

In 2022, 2021, and 2020 the Company repurchased 1,046,538, 265,000, and 860,752 shares of common stock for approximately $32.5 million, $5.3 million and $10.0 million, respectively.

Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The following table provides information regarding SpartanNash's purchases of its own common stock during the 12-week period ended December 31, 2022.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
October 9 - November 5, 2022
Employee Transactions	—	$—	N/A	N/A
Repurchase Program (a)	84,925	$31.65	84,925	$53,704
November 6 - December 3, 2022
Employee Transactions	118	$31.99	N/A	N/A
Repurchase Program	90,585	$32.50	90,585	$47,568
December 4 - December 31, 2022
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	113,100	$31.60	113,100	$43,994
Total for quarter ended December 31, 2022
Employee Transactions	118	$31.99	N/A	N/A
Repurchase Program	288,610	$31.90	288,610	$43,994

(a) The dollar value of shares yet to be purchased under the repurchase programs includes $3.7 million under the 2017 program that expired on November 15, 2022.

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the S&P SmallCap 600 Food Distributors Index and the S&P SmallCap 600 Index, over a period beginning December 30, 2017 and ending on December 31, 2022.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	December 30,	December 29,	December 28,	January 2,	January 1,	December 31,
	2017	2018	2019	2021	2022	2022
SpartanNash	$100.00	$65.62	$58.07	$75.18	$115.44	$139.24
S&P SmallCap 600	100.00	91.00	112.04	125.05	158.59	133.06
S&P SmallCap 600 Food Distributors	100.00	64.88	61.81	68.92	133.22	122.45

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

At the beginning of the third quarter of 2022, the Company combined the previous Food Distribution and Military operating segments into one operating segment: Wholesale. The change in the operating segments was driven by both a change in the Company’s organizational structure, and in the reporting utilized by the Chief Operating Decision Maker to allocate the Company’s resources and assess operating performance. The combination of the two segments reflects the way the Company manages the distribution business as one comprehensive distribution network and furthers the Company’s efforts to streamline operations in connection with its supply chain transformation and to better serve customers. As a result, the Company now operates two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Segment financial information for the comparative prior year periods within this report has been recast to reflect this update.

Overview of 2022

In a dynamic operating environment, the Company has continued to execute on Our Winning RecipeTM, which drove solid fiscal 2022 results. The plan continues to generate sustainable growth, as the Company further optimizes its supply chain network and captures additional cost savings, while providing exceptional customer service and additional offerings. Through the supply chain transformation initiative, the Company secured $25 million in run-rate cost savings and anticipates that the merchandising transformation initiative will begin generating significant benefits for customers, vendors, and the Company in 2023 and beyond. The Company’s 2022 highlights include:

Wholesale

•
Wholesale segment net sales increased $495.5 million compared to the prior year, due primarily to the inflationary impact on pricing.
•
The Wholesale segment realized gross margin rate improvement of 20 basis points. The change in gross profit was driven primarily by the impact of inflation, partially offset by incremental last-in-first-out ("LIFO") expense.
•
The Company continued to execute on its comprehensive supply chain transformation initiative. The initiative is focused on executing improvements to supply chain operations across the Company’s network, which has secured more than $25 million in run-rate cost savings and delivered an approximate 7% improvement in throughput rate year-over-year.

Retail

•
Retail comparable store sales increased 9.1% for the fourth quarter and increased 7.7% for the fiscal year.

Other Highlights

•
The Company launched the first phase of a merchandising transformation initiative that is anticipated to generate significant benefits for the Company, customers, and vendors. The initiative involves enhanced category management planning, including a new cost policy, and better promotions planning.
•
During 2022, the Company paid $29.7 million in cash dividends, or $0.84 per common share, to shareholders and returned an additional value to shareholders in the form of share repurchases of $32.5 million. In addition, the Company generated net cash from operating activities of $110.4 million in 2022.
•
The Company reported earnings from continuing operations for the fiscal year of $34.5 million, compared to $73.8 million in the prior year. The Company reported adjusted EBITDA for the fiscal year of $242.9 million, compared to $213.7 million in the prior year.

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2021 operations in comparison to fiscal 2020, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives including the supply chain transformation and merchandising transformation, as well as plans to gain market share in both the Retail and Wholesale segments will favorably impact future results. The Company anticipates that additional investments in capital expenditures will be necessary to support these and other programs. Offsetting the Company’s expectations of favorable future results are macroeconomic headwinds including increasing labor costs, elevated interest rates, lower inflation-related price gains, and the reduction in government food assistance programs. The Company is also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)	2022 vs 2021
Net sales	100.0	100.0	100.0	8.0
Gross profit	15.5	15.7	15.2	6.7
Selling, general and administrative	14.8	14.7	13.9	9.0
Paid time off transition adjustment	—	(0.2)	—	**
Acquisition and integration, net	0.0	0.0	0.0	(51.6)
Restructuring and asset impairment, net	0.0	0.0	0.3	(72.1)
Operating earnings	0.7	1.3	1.1	(38.9)
Other expenses, net	0.2	0.2	0.2	59.7
Earnings before income taxes	0.5	1.1	0.9	(52.4)
Income tax expense	0.1	0.3	0.1	(50.2)
Net earnings	0.4	0.8	0.8	(53.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales between fiscal 2022 and fiscal 2021:

		Percentage of		Percentage of
	2022	Total	2021	Total		Percentage
(In thousands)	(52 Weeks)	Net Sales	(52 Weeks)	Net Sales	Variance	Change
Wholesale	$6,845,236	71.0%	$6,349,753	71.1%	$495,483	7.8%
Retail	2,797,864	29.0	2,581,286	28.9	216,578	8.4
Net sales	$9,643,100	100.0%	$8,931,039	100.0%	$712,061	8.0%

Net sales increased $712.1 million, or 8.0%, to $9.64 billion in 2022 compared to $8.93 billion in 2021. The increase was attributable to increases in net sales in both the Wholesale and Retail segments, which were favorably impacted by inflation.

Wholesale net sales increased $495.5 million, or 7.8%, to $6.85 billion in 2022 compared to $6.35 billion in the prior year. The increase in net sales was due primarily to the inflationary impact on pricing, which increased net sales by 10.4% compared to the prior year, while lower case volumes decreased net sales by 2.6% compared to the prior year.

Retail net sales increased $216.6 million, or 8.4% to $2.80 billion in 2022 compared to $2.58 billion in the prior year. The increase in net sales was primarily due to inflationary pricing. Comparable store sales increased 7.7% in the current year. Retail comparable store sales increased by 9.6% due to inflation, and decreased by 1.9% due to reduced item counts. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, in the notes to the consolidated financial statements. Gross profit increased $93.6 million, or 6.7%, to $1.50 billion in the current year compared to $1.40 billion in the prior year primarily due to the increase in net sales. As a percent of net sales, gross profit decreased from 15.7% to 15.5% primarily due to an increase in LIFO expense of $38.2 million, or 38 basis points, and a decrease in the Retail segment's margin rate. These lower margin rates were partially offset by improvements in margin rates within the Wholesale segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses. SG&A expenses increased $118.3 million, or 9.0%, to $1.43 billion in the current year from $1.31 billion in the prior year. As a percent of net sales, SG&A expenses increased from 14.7% to 14.8% primarily due to higher corporate administrative costs, including increased incentive compensation of $21.6 million, costs related to shareholder activism of $7.3 million, and up-front investments in the merchandising transformation initiative of $10.6 million. The increase in operating expenses was partially offset by a reduction in supply chain expense rates as a result of efficiencies realized and lower fees associated with the supply chain transformation initiative, as well as lower health insurance costs.

Paid Time Off Transition Adjustment – Paid time off transition adjustment represents the transition impact of a new paid time off (“PTO”) plan of $21.4 million in the prior year. During the fourth quarter of 2021, the Company elected to transition from a grant-based policy to an accrual-based policy, which resulted in a lower required accrual balance at the end of the fiscal year. The former PTO plan granted employees their full PTO once annually based on an employee’s service in the previous year. As the employee’s compensation for future absences related to the employee’s service in the previous year, the Company was required to accrue for the full PTO grant. Under the new PTO plan, employees earn rights ratably throughout the year based on hours worked. Upon transition at the end of 2021, the Company allowed employees to begin the new plan with the unused portion of the previous annual PTO grant. The transition impact represents the difference between the former plan’s full PTO grant and the starting balance under the new plan.

Acquisition and Integration, net – Acquisition and integration, net was $0.3 million in the current year compared to $0.7 million in the prior year. The expense in the current year primarily related to acquisitions in both the Retail and Wholesale segments, partially offset by the reversal of a litigation accrual, which was initially established at the time of the Martin's Super Markets acquisition. Prior year expense was associated with the integration of Martin's Super Markets.

Restructuring and Asset Impairment, net – In the current year, $0.8 million of net restructuring and asset impairment charges were incurred. The charges were largely composed of $5.1 million of asset impairment charges in the Retail segment, which primarily relate to restructuring of the segment's e-commerce delivery model, and $1.8 million of provisions for closing charges associated with lease ancillary costs. These charges in the current year were mostly offset by $6.3 million gain on sales of real property of previously closed locations within the Wholesale and Retail segments. Prior year results included $2.9 million of net restructuring and asset impairment, which were largely composed of $3.8 million of asset impairment charges primarily in the Retail segment which relate to prior year store closures and previously closed locations, as well as site closures in connection with the Company’s supply chain transformation initiative within the Wholesale segment and $1.5 million of provision for closing charges associated with lease ancillary costs. These charges in the prior year were partially offset by $2.6 million gain on sales of pharmacy customer lists, equipment and real estate associated with the store closings in the Retail segment, in addition to the gains on the sale of vacant land in the Wholesale segment.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings:

						Change in
	2022	Percentage of	2021	Percentage of		Percentage of
(In thousands)	(52 Weeks)	Net Sales	(52 Weeks)	Net Sales	Variance	Net Sales
Wholesale	$55,137	0.8%	$45,229	0.7%	$9,908	0.1%
Retail	13,407	0.5	66,971	2.6	(53,564)	(2.1)
Operating earnings	$68,544	0.7%	$112,200	1.3%	$(43,656)	(0.5)%

The Company reported operating earnings of $68.5 million in the current year compared to $112.2 million in the prior year. The decrease of $43.7 million, or 38.9%, was attributable to changes in net sales, gross profit and operating expenses discussed above as well as cycling the transition impact of the new PTO plan in the prior year of $21.4 million.

Wholesale operating earnings increased $9.9 million, or 21.9%, to $55.1 million in the current year from $45.2 million in the prior year. The increase was primarily attributable to increased sales, a higher gross margin rate and a lower rate of supply chain labor and transportation expenses. These favorable variances were partially offset by higher LIFO expense, an increase in corporate administrative costs as well as cycling the transition impact of the new PTO plan in the prior year of $10.0 million.

Retail operating earnings decreased $53.6 million, or 80.0%, to $13.4 million in the current year compared to $67.0 million in the prior year. The decrease was primarily attributable to a lower gross profit rate, increased corporate administrative costs, investments in store wage rates, and the transition impact of the new PTO plan of $11.3 million in the prior year.

Interest Expense – Interest expense increased $8.9 million, or 64.5%, to $22.8 million in the current year from $13.9 million in the prior year primarily due to rising interest rates. The weighted average interest rate for all borrowings, including loan fee amortization increased 1.83% to 4.65% in 2022, compared to 2.82% in 2021. The total debt balance increased $97.9 million to $503.6 million in 2022, compared to $405.7 million in 2021.

Income Taxes – The Company’s effective income tax rates were 26.4% and 25.2% for 2022 and 2021, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes and the limitations on the deductibility of executive compensation, partially offset by federal tax credits.

On March 27, 2020, the U.S. government enacted tax legislation to provide economic stimulus and support businesses and individuals during the COVID-19 pandemic, referred to as the CARES Act. In connection with the Coronavirus Aid, Relief and Economic Security ("CARES") Act, the Company recorded net discrete income tax benefits of $9.3 million in 2020, associated with the additional deductibility of certain expenses combined with provisions which enable companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act, when the federal statutory income tax rate was 35%. In the first quarter of 2021, the Company received tax refunds totaling $25.7 million related to the amended prior year returns.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, as well as per diluted share ("adjusted EPS"), net long-term debt, and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

At the beginning of 2022, the Company made a change to the adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EPS measures to exclude the impact of LIFO expense or benefit. The Company believes the change reduces volatility associated with temporary fluctuations in inflation, enabling investors to best establish a basis for expected performance and the ability to evaluate actual results against that expectation and the industry in which the Company operates. Prior year adjusted operating earnings and adjusted earnings from continuing operations figures have been restated to align with this change in presentation.

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, costs related to shareholder activism, operating and non-operating costs associated with the postretirement plan amendment and settlement, non-operating costs associated with the write off of certain unamortized deferred financing costs related to the debt modification, organizational realignment, and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, legal, and other expenses incurred in relation to shareholder activism activities. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with recognition of plan settlement losses and amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of a reduction-in-force.

Prior year adjusted earnings from continuing operations, and adjusted EBITDA exclude organizational realignment, severance associated with cost reduction initiatives and the transition impact of a new paid time off plan. The transition impact of a new paid time off plan is not expected to recur in the foreseeable future and is considered “non-operational” or “non-core” in nature. In 2020, adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude “Fresh Cut operating losses” subsequent to the decision to exit these operations during the first quarter, severance associated with cost reduction initiatives, organizational realignment costs and fees paid to a third-party advisory firm associated with Project One Team, the Company’s initiative to drive growth while increasing efficiency and reducing costs. Pension termination income related to refunds from the annuity provider associated with the final reconciliation of participant data, as well as net tax benefits associated with the CARES Act, are excluded from adjusted earnings from continuing operations. These measures were adjusted for the impact of the 53rd week in 2020 to provide better comparability to other years. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

The Company is unable to provide a full reconciliation of the GAAP to non-GAAP measures used in the fiscal 2023 outlook without unreasonable effort because it is not possible to predict certain adjustment items with a reasonable degree of certainty since they are not yet known or quantifiable, and do not relate to the Company's routine activities. These adjustments may include, among other items, restructuring and asset impairment activity, acquisition and integration costs, severance, costs related to the postretirement plan amendment and settlement, and organizational realignment costs, and the impact of adjustments to the LIFO inventory reserve. This information is dependent upon future events, which may be outside of the Company's control and could have a significant impact on its GAAP financial results for fiscal 2023.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for 2022, 2021 and 2020.

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating earnings	$68,544	$112,200	$102,406
Adjustments:
LIFO expense	56,823	18,652	2,176
Acquisition and integration, net	343	708	421
Restructuring and asset impairment, net	805	2,886	24,398
Costs associated with Project One Team	—	—	493
Organizational realignment, net	1,859	589	455
Severance associated with cost reduction initiatives	831	423	5,154
Fresh Cut operating losses	—	—	2,262
Postretirement plan amendment and settlement	133	—	—
Costs related to shareholder activism	7,335	—	—
Expenses associated with tax planning strategies	—	—	82
Paid time off transition adjustment	—	(21,371)	—
Adjusted operating earnings	136,673	114,087	137,847
53rd week	—	—	(4,155)
Adjusted operating earnings, excluding 53rd week	$136,673	$114,087	$133,692

Following is a reconciliation of operating earnings by segment to adjusted operating earnings by segment for 2022, 2021 and 2020.
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Wholesale:
Operating earnings	$55,137	$45,229	$36,047
Adjustments:
LIFO expense	48,282	15,755	1,875
Acquisition and integration, net	239	—	—
Restructuring and asset impairment, net	(2,363)	427	21,085
Costs associated with Project One Team	—	—	329
Organizational realignment, net	1,160	374	304
Severance associated with cost reduction initiatives	689	310	3,709
Fresh Cut operating losses	—	—	2,262
Postretirement plan amendment and settlement	83	—	—
Costs related to shareholder activism	4,577	—	—
Expenses associated with tax planning strategies	—	—	55
Paid time off transition adjustment	—	(10,041)	—
Adjusted operating earnings	107,804	52,054	65,666
53rd week	—	—	(1,395)
Adjusted operating earnings, excluding 53rd week	$107,804	$52,054	$64,271
Retail:
Operating earnings	$13,407	$66,971	$66,359
Adjustments:
LIFO expense	8,541	2,897	301
Acquisition and integration, net	104	708	421
Restructuring and asset impairment, net	3,168	2,459	3,313
Costs associated with Project One Team	—	—	164
Organizational realignment, net	699	215	151
Severance associated with cost reduction initiatives	142	113	1,445
Postretirement plan amendment and settlement	50	—	—
Costs related to shareholder activism	2,758	—	—
Expenses associated with tax planning strategies	—	—	27
Paid time off transition adjustment	—	(11,330)	—
Adjusted operating earnings	28,869	62,033	72,181
53rd week	—	—	(2,760)
Adjusted operating earnings, excluding 53rd week	$28,869	$62,033	$69,421

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for 2022, 2021 and 2020.

	2022		2021		2020
	(52 Weeks)		(52 Weeks)		(53 Weeks)
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Net earnings	$34,518	$0.95	$73,751	$2.05	$75,914	$2.12
Adjustments:
LIFO expense	56,823		18,652		2,176
Acquisition and integration, net	343		708		421
Restructuring and asset impairment, net	805		2,886		24,398
Costs associated with Project One Team	—		—		493
Organizational realignment, net	1,859		589		455
Severance associated with cost reduction initiatives	831		423		5,154
Fresh Cut operating losses	—		—		2,262
Pension refund from annuity provider	(200)		—		—
Postretirement plan amendment and settlement	(776)		—		—
Expenses associated with tax planning strategies	—		—		82
Costs related to shareholder activism	7,335		—		—
Paid time off transition adjustment	—		(21,371)		—
Write off of deferred financing costs	236		—		—
Pension termination	—		—		(1,193)
Total adjustments	67,256		1,887		34,248
Income tax effect on adjustments (a)	(17,083)		(737)		(8,374)
Impact of CARES Act (b)	—		—		(9,292)
Total adjustments, net of taxes	50,173	1.38	1,150	0.03	16,582	0.46
Adjusted earnings from continuing operations	84,691	2.33	74,901	2.08	92,496	2.58
53rd week	—	—	—	—	(2,999)	(0.08)
Adjusted earnings from continuing operations, excluding 53rd week	$84,691	$2.33	$74,901	$2.08	$89,497	$2.50

(a)
The income tax effect on adjustments is computed by applying the applicable tax rate to the adjustments.
(b)
Represents tax impacts attributable to the CARES Act, and related tax planning, primarily related to additional deductions and the utilization of net operating loss carryback.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) is a non-GAAP operating financial measure that the Company defines as net earnings plus interest, discontinued operations, depreciation and amortization, and other non-cash items including share-based payments (equity awards measured in accordance with ASC 718, Stock Compensation, which include both stock-based compensation to employees and stock warrants issued to non-employees) and the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company.

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

Following is a reconciliation of net earnings to adjusted EBITDA for 2022, 2021 and 2020.

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net earnings	$34,518	$73,751	$75,914
Income tax expense	12,397	24,906	9,450
Other expenses, net	21,629	13,543	17,042
Operating earnings	68,544	112,200	102,406
Adjustments:
LIFO expense	56,823	18,652	2,176
Depreciation and amortization	94,180	92,711	89,504
Acquisition and integration, net	343	708	421
Restructuring and asset impairment, net	805	2,886	24,398
Cloud computing amortization	3,650	2,140	297
Costs associated with Project One Team	—	—	493
Organizational realignment, net	1,859	589	455
Severance associated with cost reduction initiatives	831	423	5,154
Stock-based compensation	8,589	6,975	6,265
Stock warrant	2,158	1,958	6,549
Non-cash rent	(3,444)	(4,059)	(4,733)
Fresh Cut operating losses	—	—	2,262
Loss (gain) on disposal of assets	1,073	(106)	3,330
Postretirement plan amendment and settlement	133	—	—
Costs related to shareholder activism	7,335	—	—
Expenses associated with tax planning strategies	—	—	82
Paid time off transition adjustment	—	(21,371)	—
Adjusted EBITDA	242,879	213,706	239,059
53rd week	—	—	(4,246)
Adjusted EBITDA, excluding 53rd week	$242,879	$213,706	$234,813

Following is a reconciliation of operating earnings to adjusted EBITDA by segment for 2022, 2021 and 2020.

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Wholesale:
Operating earnings	$55,137	$45,229	$36,047
Adjustments:
LIFO expense	48,282	15,755	1,875
Depreciation and amortization	47,601	46,487	44,305
Acquisition and integration, net	239	—	—
Restructuring and asset impairment, net	(2,363)	427	21,085
Cloud computing amortization	2,537	1,517	200
Costs associated with Project One Team	—	—	329
Organizational realignment, net	1,160	374	304
Severance associated with cost reduction initiatives	689	310	3,709
Stock-based compensation	5,646	4,373	4,131
Stock warrant	2,158	1,958	6,549
Non-cash rent	(382)	811	182
Fresh Cut operating losses	—	—	2,262
Loss (gain) on disposal of assets	512	(42)	1,384
Postretirement plan amendment and settlement	83	—	—
Costs related to shareholder activism	4,577	—	—
Expenses associated with tax planning strategies	—	—	55
Paid time off transition adjustment	—	(10,041)	—
Adjusted EBITDA	165,876	107,158	122,417
53rd week	—	—	(1,466)
Adjusted EBITDA, excluding 53rd week	$165,876	$107,158	$120,951
Retail:
Operating earnings	$13,407	$66,971	$66,359
Adjustments:
LIFO expense	8,541	2,897	301
Depreciation and amortization	46,579	46,224	45,199
Acquisition and integration, net	104	708	421
Restructuring and asset impairment, net	3,168	2,459	3,313
Cloud computing amortization	1,113	623	97
Costs associated with Project One Team	—	—	164
Organizational realignment, net	699	215	151
Severance associated with cost reduction initiatives	142	113	1,445
Stock-based compensation	2,943	2,602	2,134
Non-cash rent	(3,062)	(4,870)	(4,915)
Loss (gain) on disposal of assets	561	(64)	1,946
Postretirement plan amendment and settlement	50	—	—
Costs related to shareholder activism	2,758	—	—
Expenses associated with tax planning strategies	—	—	27
Paid time off transition adjustment	—	(11,330)	—
Adjusted EBITDA	77,003	106,548	116,642
53rd week	—	—	(2,780)
Adjusted EBITDA, excluding 53rd week	$77,003	$106,548	$113,862

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

Goodwill. The Company has two reporting units, which are the same as the Company’s reportable segments. Fair values are determined based on the discounted cash flows and comparable market values of each reporting segment. If a reporting unit’s fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

The Company estimates the fair value of the Wholesale and Retail reporting units based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. Key assumptions used by the Company in preparing the fair value estimate under the discounted cash flow method include:

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

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of July 17, 2022, the Wholesale and Retail reporting units had fair values that were substantially in excess of their carrying values. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Wholesale or Retail segments are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above. Impairments of these assets were $8.6 million for 2020. There were no impairments of these assets in 2022 or 2021.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $5.1 million, $3.8 million and $11.5 million for 2022, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2022, 2021 and 2020:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flow activities
Net cash provided by operating activities	$110,350	$161,155	$306,716
Net cash used in investing activities	(100,948)	(47,978)	(57,221)
Net cash provided by (used in) financing activities	9,018	(122,414)	(253,764)
Net increase (decrease) in cash and cash equivalents	18,420	(9,237)	(4,269)
Cash and cash equivalents at beginning of year	10,666	19,903	24,172
Cash and cash equivalents at end of year	$29,086	$10,666	$19,903

Net cash provided by operating activities. Net cash provided by operating activities in the current year decreased compared to the prior year by $50.8 million primarily due to changes in working capital.

Net cash used in investing activities. Net cash used in investing activities increased $53.0 million in 2022 compared to 2021 primarily due to acquisitions in both the Wholesale and Retail segments in the current year and increase in capital expenditures.

The Wholesale and Retail segments utilized 53.9% and 46.1% of capital expenditures, respectively, for the current year. Capital expenditures for 2022 primarily related to store remodels, IT upgrades and implementations, investments in supply chain infrastructure, office remodels, and equipment upgrades. Capital expenditures were $97.3 million in the current year and cloud computing application development spend, which is included in operating activities, was $4.8 million, compared to capital expenditures of $79.4 million and cloud computing application development spend of $6.4 million in the prior year. The Company expects total capital expenditures and cloud computing application development ("IT capital") spend to range from $130.0 million to $145.0 million in 2023. Capital expenditures and IT capital is a non-GAAP financial measure calculated by adding spending related to the development of cloud computing applications spend to capital expenditures, the most directly comparable GAAP measure. The Company is unable to provide a full reconciliation of the GAAP to non-GAAP measures without unreasonable effort because it is not possible to predict certain adjustment items with a reasonable degree of certainty since they are not yet known or quantifiable. This information is dependent upon future events, which may be outside of the Company's control and could have a significant impact on its GAAP financial results.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $131.4 million in 2022 compared to 2021 primarily due to increased borrowings on the senior credit facility, partially offset by an increase in share repurchases.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, increased $97.9 million to $503.6 million as of December 31, 2022 from $405.7 million at January 1, 2022. The increase in total debt was driven by additional borrowings on the senior credit facility to fund working capital changes, acquisitions, purchases of property, plant and equipment and share repurchases.

On November 17, 2022, the Company and certain of its subsidiaries entered into an amendment (the "Amendment") to the Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement"). The principal terms of the Amendment included an extension of the maturity date of the loans from December 18, 2023 to November 17, 2027, an amendment to the interest rate grid such that rates for the Tranche A ($975 million capacity) revolving loans are now SOFR plus 1.25% to SOFR plus 1.50% and Tranche A-1 revolving loans ($40 million capacity) are now SOFR plus 2.25% to SOFR plus 2.50%, and a reset of certain advance rates for the borrowing base. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $325 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of December 31, 2022, the senior secured credit facility had outstanding borrowings of $445.9 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $447.8 million at December 31, 2022. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $17.7 million were outstanding as of December 31, 2022. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.51:1 at December 31, 2022 compared to 1.46:1 at January 1, 2022, and its investment in working capital was $361.4 million at December 31, 2022 compared to $301.4 million at January 1, 2022. The net long-term debt to total capital ratio was 0.38:1 at December 31, 2022, compared to 0.34:1 at January 1, 2022. Total net debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt, a non-GAAP measure, as of December 31, 2022 and January 1, 2022.

	December 31,	January 1,
(In thousands)	2022	2022
Current portion of long-term debt and finance lease liabilities	$6,789	$6,334
Long-term debt and finance lease liabilities	496,792	399,390
Total debt	503,581	405,724
Cash and cash equivalents	(29,086)	(10,666)
Net long-term debt	$474,495	$395,058

The Company’s material cash requirements as of December 31, 2022 primarily include long-term debt, including the estimated interest on the long-term debt, operating and finance lease liabilities, purchase obligations, and capital expenditure commitments. For additional information related to long-term debt and lease obligations, refer to Notes 6 and 9, respectively, in the notes to the consolidated financial statements. Purchase obligations include the amount of product the Company is contractually obligated to purchase in order to earn advanced contract monies that are receivable under the contracts, the majority of which are due in the next 12 months.

Cash Dividends

The Company declared a quarterly cash dividend of $0.21, $0.20 and $0.1925 per common share in each quarter of 2022, 2021, and 2020, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Recently Adopted Accounting Standards

Refer to Note 1, in the notes to the consolidated financial statements for additional information related to recently adopted accounting standards, as well as the anticipated effect of any impending accounting standards.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to industry related price changes on several commodities, such as dairy, meat and produce, that it buys and sells in both of its segments. These products are purchased for and sold from inventory in the ordinary course of business. The Company is also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

The Company had $445.9 million of variable rate debt as of December 31, 2022. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 31, 2022 would increase interest expense related to such debt by approximately $2.2 million per year. The weighted average interest rate on debt outstanding during the year ended December 31, 2022 was 4.65%.

At December 31, 2022 the estimated fair value of the Company’s fixed rate long-term debt was lower than book value by approximately $0.5 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 31, 2022:

	December 31, 2022		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2023	2024	2025	2026	2027	Thereafter
Fixed rate debt
Principal payable	$61,788	$62,328	$6,789	$6,905	$6,507	$7,717	$5,172	$29,238
Average interest rate			6.53%	6.62%	6.71%	6.82%	6.89%	6.35%

Variable rate debt
Principal payable	$445,880	$445,880	$—	$—	$—	$—	$445,880	$—
Average interest rate			6.16%	6.16%	6.16%	6.16%	6.16%	N/A

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Wholesale Reporting Unit — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

At the beginning of the third quarter of 2022, the Company determined that the previously disclosed Food Distribution and Military operating segments should be combined into a single operating and reportable segment, Wholesale. Following the change in the operating segments, the Company evaluated the reporting units within the Wholesale segment and concluded that there was a single reporting unit within the Wholesale segment. As a result of this change, the Company now has two reporting units, which are the same as the Company’s operating and reportable segments. The goodwill balance was $182 million as of December 31, 2022, $181 million of which was allocated to the Wholesale reporting unit (“Wholesale”).

The Company evaluates goodwill for impairment annually, and more frequently if circumstances indicate the possibility of impairment. Due to the change in reporting units, the Company performed a test for impairment as of the beginning of the third quarter immediately before and after the change. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

The estimate of the fair value of Wholesale is based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. The principal factors used in the discounted cash flow analysis requiring management judgment are the determination of the weighted average cost of capital (“WACC”), revenue growth rates, and forecasted operating profits. Under the market approach, the Company compared the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization. The Company concluded that the fair value of Wholesale was substantially in excess of its carrying value and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of Wholesale, performing audit procedures to evaluate the reasonableness of management’s judgments and assumptions utilized in the impairment evaluation, particularly the determination of revenue growth rates, forecasted operating profits, and the WACC, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue growth rates, forecasted operating profits, and the selection of the WACC used by management to estimate the fair value of Wholesale included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Wholesale, such as controls related to the determination of revenue growth rates and forecasted operating profits, and the selection of the WACC.
•
We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s determination of revenue growth rates and forecasted operating profits for Wholesale by comparing the growth rates and forecasts to:
•
Historical revenue growth rates and operating profits.
•
Internal communications to management and the Board of Directors.
•
Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated the WACC for Wholesale, which included testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the WACC selected by management.
•
With the assistance of our fair value specialists, we evaluated the market approach for Wholesale, which included evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculation, as well as benchmarking the selected multiple for Wholesale against these guideline public companies.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

March 1, 2023

We have served as the Company's auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	December 31,	January 1,
(In thousands)	2022	2022
Assets
Current assets
Cash and cash equivalents	$29,086	$10,666
Accounts and notes receivable, net	404,016	361,686
Inventories, net	571,065	522,324
Prepaid expenses and other current assets	62,244	62,517
Total current assets	1,066,411	957,193

Property and equipment, net	610,220	577,359
Goodwill	182,160	181,035
Intangible assets, net	106,341	110,960
Operating lease assets	257,047	283,040
Other assets, net	84,382	97,195

Total assets	$2,306,561	$2,206,782

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$487,215	$447,451
Accrued payroll and benefits	103,048	86,315
Other accrued expenses	62,465	67,893
Current portion of operating lease liabilities	45,453	47,845
Current portion of long-term debt and finance lease liabilities	6,789	6,334
Total current liabilities	704,970	655,838

Long-term liabilities
Deferred income taxes	66,293	63,692
Operating lease liabilities	239,062	266,701
Other long-term liabilities	33,376	38,292
Long-term debt and finance lease liabilities	496,792	399,390
Total long-term liabilities	835,523	768,075

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 35,079 and 35,948 shares outstanding	468,061	493,783
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income (loss)	2,979	(1,455)
Retained earnings	295,028	290,541
Total shareholders’ equity	766,068	782,869

Total liabilities and shareholders’ equity	$2,306,561	$2,206,782

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

	2022	2021	2020
(In thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net sales	$9,643,100	$8,931,039	$9,348,485
Cost of sales	8,145,625	7,527,160	7,923,520
Gross profit	1,497,475	1,403,879	1,424,965

Operating expenses
Selling, general and administrative	1,427,783	1,309,456	1,297,740
Paid time off transition adjustment	—	(21,371)	—
Acquisition and integration, net	343	708	421
Restructuring and asset impairment, net	805	2,886	24,398
Total operating expenses	1,428,931	1,291,679	1,322,559

Operating earnings	68,544	112,200	102,406

Other expenses and (income)
Interest expense	22,791	13,851	18,418
Other, net	(1,162)	(308)	(1,376)
Total other expenses, net	21,629	13,543	17,042

Earnings before income taxes	46,915	98,657	85,364
Income tax expense	12,397	24,906	9,450
Net earnings	$34,518	$73,751	$75,914

Net earnings per basic common share	$0.98	$2.07	$2.12

Net earnings per diluted common share	$0.95	$2.05	$2.12

Weighted average shares outstanding:
Basic	35,279	35,639	35,861
Diluted	36,313	35,943	35,862
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net earnings	$34,518	$73,751	$75,914

Other comprehensive income (loss), before tax
Postretirement liability adjustment	5,875	1,087	(895)

Income tax (expense) benefit related to items of other comprehensive income	(1,441)	(266)	219

Total other comprehensive income (loss), after tax	4,434	821	(676)
Comprehensive income	$38,952	$74,572	$75,238

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 28, 2019	36,351	$490,233	$(1,600)	$198,905	$687,538
Impact of adoption of ASU 2016-13 (Note 1)	—	—	—	(1,612)	(1,612)
Net earnings	—	—	—	75,914	75,914
Other comprehensive loss	—	—	(676)	—	(676)
Dividends - $0.77 per share	—	—	—	(27,701)	(27,701)
Share repurchases	(861)	(10,000)	—	—	(10,000)
Stock-based compensation	—	6,299	—	—	6,299
Stock warrant, net of issuance costs of $220	—	6,329	—	—	6,329
Issuance of common stock for stock bonus plan and associate stock purchase plan	39	594	—	—	594
Issuance of restricted stock	522	—	—	—	—
Cancellations of stock-based awards	(200)	(1,636)	—	—	(1,636)
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	73,751	73,751
Other comprehensive income	—	—	821	—	821
Dividends - $0.80 per share	—	—	—	(28,716)	(28,716)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based compensation	—	6,868	—	—	6,868
Stock warrant	—	1,958	—	—	1,958
Issuance of common stock for stock bonus plan and associate stock purchase plan	37	715	—	—	715
Issuance of restricted stock	563	—	—	—	—
Cancellations of stock-based awards	(238)	(2,252)	—	—	(2,252)
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	34,518	34,518
Other comprehensive income	—	—	4,434	—	4,434
Dividends - $0.84 per share	—	—	—	(30,031)	(30,031)
Share repurchases	(1,047)	(32,494)	—	—	(32,494)
Stock-based compensation	—	8,353	—	—	8,353
Stock warrant	—	2,158	—	—	2,158
Issuance of common stock for associate stock purchase plan	21	587	—	—	587
Issuances of restricted stock	391	—	—	—	—
Cancellations of stock-based awards	(234)	(4,326)	—	—	(4,326)
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flows from operating activities
Net earnings	$34,518	$73,751	$75,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	553	2,973	22,422
Depreciation and amortization	94,180	92,711	89,876
Non-cash rent	(4,339)	(4,854)	(5,550)
LIFO expense	56,823	18,652	2,176
Postretirement benefits (income) expense	(890)	1,611	1,775
Deferred income taxes	1,415	17,603	2,457
Stock-based compensation expense	8,353	6,868	6,299
Stock warrant	2,158	1,958	6,549
Loss (gain) on disposals of assets	1,073	(106)	3,330
Other operating activities	2,183	1,262	1,416
Changes in operating assets and liabilities:
Accounts receivable	(38,168)	(4,005)	(12,936)
Inventories	(92,346)	320	(7,030)
Prepaid expenses and other assets	4,683	(18,992)	(7,724)
Accounts payable	28,069	(18,286)	65,197
Accrued payroll and benefits	16,855	(37,331)	66,722
Current income taxes	4,658	17,475	(12,552)
Other accrued expenses and other liabilities	(9,428)	9,545	8,375
Net cash provided by operating activities	110,350	161,155	306,716
Cash flows from investing activities
Purchases of property and equipment	(97,280)	(79,427)	(67,298)
Net proceeds from the sale of assets	36,825	29,375	9,201
Acquisitions, net of cash acquired	(41,429)	—	—
Loans to customers	—	(180)	(1,847)
Payments from customers on loans	1,358	2,317	2,739
Other investing activities	(422)	(63)	(16)
Net cash used in investing activities	(100,948)	(47,978)	(57,221)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,468,649	1,374,478	1,383,637
Payments on senior secured credit facility	(1,382,409)	(1,455,016)	(1,584,293)
Repayment of other long-term debt and finance lease liabilities	(6,849)	(5,710)	(6,510)
Share repurchases	(32,494)	(5,325)	(10,000)
Net payments related to stock-based award activities	(4,326)	(2,252)	(1,636)
Dividends paid	(29,708)	(28,327)	(34,509)
Financing fees paid	(3,845)	(262)	(233)
Stock warrant issuance costs	—	—	(220)
Net cash provided by (used in) financing activities	9,018	(122,414)	(253,764)

Net increase (decrease) in cash and cash equivalents	18,420	(9,237)	(4,269)
Cash and cash equivalents at beginning of year	10,666	19,903	24,172
Cash and cash equivalents at end of year	$29,086	$10,666	$19,903

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ending or ended December 31, 2022 ("2022" or “current year”), January 1, 2022 (“2021” or “prior year”) and January 2, 2021 (“2020”), all of which include 52 weeks, with the exception of 2020, which includes 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks. The fourth quarter of 53-week years include 13 weeks.

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

The Company evaluates whether it is a principal (i.e., reports revenues on a gross basis) or an agent (i.e., reports revenues on a net basis) with respect to each contract with customers.

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

Accounts and Notes Receivable: Accounts and notes receivable are presented net of allowances for credit losses of $7.0 million and $5.1 million as of December 31, 2022 and January 1, 2022, respectively. The Company estimates losses using an expected loss model, considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. The Company also records specific reserves for credit losses in certain circumstances. Operating results include net bad debt expense (income) of $3.3 million, $(0.3) million and $2.7 million for 2022, 2021 and 2020, respectively.

Accounts and notes receivable are comprised of the following:

	December 31,	January 1,
(In thousands)	2022	2022
Customer notes receivable	$1,622	$1,915
Customer accounts receivable	375,550	328,093
Other receivables	32,942	36,092
Allowance for credit losses	(6,098)	(4,414)
Net accounts and current notes receivable	$404,016	$361,686
Long-term notes receivable	$8,573	$7,061
Allowance for credit losses	(948)	(731)
Net long-term notes receivable	$7,625	$6,330

Inventory Valuation: Inventories are valued at the lower of cost or net realizable value. Approximately 87.5% and 84.0% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 31, 2022 and January 1, 2022, respectively. If replacement cost had been used, inventories would have been $138.6 million and $81.8 million higher at December 31, 2022 and January 1, 2022, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2022, 2021 and 2020, certain inventory quantities were reduced which resulted in the liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $2.1 million, $2.1 million and $1.4 million in 2022, 2021 and 2020, respectively. The Company accounts for its Wholesale segment inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost, determined by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company records allowances for inventory shortages based on the results of recent physical counts to provide for estimated shortages from the last physical count to the financial statement date.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and amounted to $47.3 million and $42.6 million as of December 31, 2022 and January 1, 2022, respectively.

Cloud Computing Arrangements: Implementation costs for software that is accessed in hosted cloud computing arrangements is accounted for in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, including any options to extend the hosting arrangement that the Company is reasonably certain to exercise, generally 3 to 8 years. These costs are classified in the consolidated balance sheets in “Prepaid expenses and other current assets” or “Other assets, net” based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. The net book value of these implementation costs was $21.3 million and $20.6 million, as of December 31, 2022 and January 1, 2022, respectively.

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

Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments and initial direct costs incurred, less incentives, over the lease term. In the absence of stated or implicit interest rates within lease contracts, incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments. Incremental borrowing rates are determined by using the yield curve based on the Company’s creditworthiness on a collateralized basis. The Company includes option periods in the assumed lease term when it is reasonably certain that the options will be exercised. Operating lease assets and liabilities are reported discretely in the consolidated balance sheets. Finance lease assets are included in Property and equipment, net and finance lease liabilities are included in Long-term debt and finance lease liabilities within the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets: The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be sold or disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, real estate market conditions and inflation. The Company evaluates definite-lived intangible asset and operating and finance lease impairments in conjunction with testing of the related asset groups as described above. Impairment reserves are applied proportionally as a reduction to the assets in the asset group, including lease assets.

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from 1 to 6 years. Subsequent adjustments to closed property reserves are made when actual exit costs differ from the original estimates. These adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and finance lease liabilities” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability, $2.0 million for automobile liability and $0.6 million for healthcare per covered life per year.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2022	2021	2020
Balance at beginning of year	$19,445	$16,737	$16,780
Expenses	64,386	72,101	62,999
Claim payments, net of employee contributions	(65,674)	(69,393)	(63,042)
Balance at end of year	$18,157	$19,445	$16,737

The current portion of the self-insurance liability was $10.2 million and $11.9 million as of December 31, 2022 and January 1, 2022, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $7.9 million and $7.5 million as of December 31, 2022 and January 1, 2022, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Outstanding nonvested restricted stock incentive awards under the Company’s 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 2,882, 13,614, and 76,654 for 2022, 2021, and 2020 respectively.

The following table sets forth the computation of basic and diluted EPS:

	2022	2021	2020
(In thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Numerator:
Net earnings	$34,518	$73,751	$75,914
Adjustment for earnings attributable to participating securities	(404)	(1,399)	(1,871)
Net earnings used in calculating earnings per share	$34,114	$72,352	$74,043
Denominator:
Weighted average shares outstanding, including participating securities	35,279	35,639	35,861
Adjustment for participating securities	(413)	(676)	(884)
Shares used in calculating basic earnings per share	34,866	34,963	34,977
Effect of dilutive stock warrant	847	225	—
Effect of dilutive restricted stock awards	187	79	1
Shares used in calculating diluted earnings per share	35,900	35,267	34,978
Basic earnings per share	$0.98	$2.07	$2.12
Diluted earnings per share	$0.95	$2.05	$2.12

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 31, 2022 and January 1, 2022, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $37.6 million, $37.7 million and $36.6 million in 2022, 2021 and 2020, respectively.

Accumulated Other Comprehensive Income (Loss)(“AOCI”): The Company reports comprehensive income (loss), which includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as postretirement liability adjustments, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income.

Segment Change: At the beginning of the third quarter of 2022, the Company determined that the previously disclosed Food Distribution and Military operating segments should be combined into a single operating segment, Wholesale. The change in operating segments was driven by both a change in the Company’s organizational structure and a change in the reporting regularly provided to the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. The combination of the two segments reflects the way the Company manages the distribution business as one comprehensive distribution network and furthers the Company’s efforts to streamline operations in connection with its supply chain transformation and better serve customers.

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

The change in reporting to the CODM included the consolidation of the former Food Distribution and Military into one combined Wholesale segment, which allows the CODM to better assess performance and allocate resources across Wholesale commercial operations and the supply chain network. Accordingly, the Company's business now consists of two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Prior periods have been recast to reflect this change. Refer to Note 2 for information regarding the basis of organization and types of products, services and customers that the Company derives revenue from.

Adoption of New Accounting Standards: In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU changed the impairment model for most financial assets and certain other instruments. The standard requires entities to use a forward-looking “expected loss” model that replaces the previous “incurred loss” model, which generally results in the earlier recognition of credit losses.

The adoption of the standard resulted in a transition adjustment to 2020 beginning of the year retained earnings of $2.2 million (gross of the deferred tax impact of $0.6 million). The transition adjustment relates to incremental trade and notes receivable allowances due to the earlier recognition of expected losses under the new standard of $1.9 million and $0.3 million, respectively.

Note 2 – Revenue

Sources of Revenue

SpartanNash is a distributor, wholesaler and retailer with a global supply chain network. SpartanNash's customers span a diverse group of national accounts, independent and chain grocers, e-commerce retailers, U.S. military commissaries and exchanges, and the Company’s own brick-and-mortar grocery stores, pharmacies and fuel centers. SpartanNash distributes grocery and household goods, including fresh produce and its Our Family® portfolio of products, to locations in all 50 states.

The Company’s main sources of revenue include the following:

Customer Supply Agreements (“CSAs") – The Company enters into CSAs (also known as Retail Sales and Service Agreements) with many of its retailer customers. These contracts obligate the Company to supply grocery and related products upon receipt of a purchase order from its customers. The contracts often specify minimum purchases a customer is required to make, in dollars or as a percentage of their total purchases, in order to earn certain rebates or incentives. In some cases, customers are required to repay advanced or loaned funds if they fail to meet purchase minimums or otherwise exit the supply agreement. Many of these contracts include various performance obligations other than providing grocery products, such as providing store resets, shelf tags, signage, or merchandising services. The Company has determined that these obligations are not material in the overall context of the contracts, and as such has not allocated transaction prices to these obligations. Revenue is recognized under these contracts when control of the product passes to the customer, which may happen before or after delivery depending upon specified shipping terms.

The Company’s Wholesale customer base is diverse. Sales to one customer in the Wholesale segment represented 16%, 17%, and 17% of the Company's net sales for 2022, 2021 and 2020, respectively. No other single customer exceeded 10% of the Company's net sales in any of the years presented.

Contracts with Manufacturers and Brokers to supply the Defense Commissary Agency (“DeCA”) and Other Government Agencies – DeCA operates a chain of commissaries on U.S. military installations. DeCA contracts with manufacturers to obtain grocery products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as SpartanNash to provide products to the commissaries. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As commissaries need to be restocked, DeCA identifies the manufacturer with which an order is to be placed, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and then places a product order with that distributor under DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or port (in the case of overseas shipments) designated by DeCA, and bills the manufacturer for the product price plus a drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold. The manufacturer then bills DeCA under the terms of its master contract. As control of the product passes to the customer upon delivery, revenue is recognized by SpartanNash at that time.

Revenue is recognized for the full amount paid by the vendor (for product and drayage) as the Company is a principal in the transaction and therefore recognizes revenue on a gross basis for these contracts. The definition of a principal in the transaction is centered on controlling goods before they are transferred to the customer. Key considerations supporting that SpartanNash controls the goods for these contracts prior to transfer to the customer include the following: (i) the Company has the ability to obtain substantially all of the remaining benefits from the assets by selling the goods and/or by pledging the related assets as collateral for borrowings; (ii) the Company is required to bear the risk of inventory loss prior to transfer to the customer; (iii) the Company has shared responsibilities in the fulfillment and acceptability of the goods; and (iv) to a lesser extent, the Company has some discretion in establishing the price for the goods sold to DeCA.

Retail Sales – The corporate owned retail stores recognize revenue at the time the customer takes possession of the goods. While there are no formal contracts related to these sales, they are within the scope of ASC 606. Customer returns are not material. The Company does not recognize a sale when it sells gift cards and gift certificates or a reduction of sales when it awards fuel discounts; rather, the impact to revenue is recognized when the customer redeems the fuel discounts, gift card or gift certificate to purchase product.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	52 Weeks Ended December 31, 2022
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,671,666	$1,073,765	$3,745,431
Fresh (b)	2,171,906	1,068,240	3,240,146
Non-food (c)	1,888,318	452,557	2,340,875
Fuel	—	202,256	202,256
Other	113,346	1,046	114,392
Total	$6,845,236	$2,797,864	$9,643,100
Type of customers:
Individuals	$—	$2,796,858	$2,796,858
Independent retailers (d)	2,363,597	—	2,363,597
National accounts	2,311,114	—	2,311,114
Military (e)	2,115,353	—	2,115,353
Other	55,172	1,006	56,178
Total	$6,845,236	$2,797,864	$9,643,100

	52 Weeks Ended January 1, 2022
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,419,163	$1,001,920	$3,421,083
Fresh (b)	2,027,020	992,897	3,019,917
Non-food (c)	1,783,229	427,872	2,211,101
Fuel	—	157,236	157,236
Other	120,341	1,361	121,702
Total	$6,349,753	$2,581,286	$8,931,039
Type of customers:
Individuals	$—	$2,580,277	$2,580,277
Independent retailers (d)	2,197,892	—	2,197,892
National accounts	2,211,458	—	2,211,458
Military (e)	1,882,602	—	1,882,602
Other	57,801	1,009	58,810
Total	$6,349,753	$2,581,286	$8,931,039

	53 Weeks Ended January 2, 2021
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,562,487	$1,097,013	$3,659,500
Fresh (b)	2,161,446	1,013,657	3,175,103
Non-food (c)	1,876,775	419,507	2,296,282
Fuel	—	106,213	106,213
Other	109,860	1,527	111,387
Total	$6,710,568	$2,637,917	$9,348,485
Type of customers:
Individuals	$—	$2,636,993	$2,636,993
Independent retailers (d)	2,253,940	—	2,253,940
National accounts	2,247,552	—	2,247,552
Military (e)	2,123,494	—	2,123,494
Other	85,582	924	86,506
Total	$6,710,568	$2,637,917	$9,348,485

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

When the Company transfers goods or services to a customer, payment is due subject to normal terms and is not conditional on anything other than the passage of time. Typical payment terms range from "due upon receipt" to due within 30 days, depending on the customer. At contract inception, the Company expects that the period of time between the transfer of goods to the customer and when the customer pays for those goods will be less than one year, which is consistent with the Company’s standard payment terms. Accordingly, the Company has elected the practical expedient to not adjust for the effects of a significant financing component. As a result, these amounts are recorded as receivables and not contract assets. The Company had no contract assets for any period presented.

The Company does not typically incur incremental costs of obtaining a contract that are contingent upon successful contract execution and would therefore be capitalized.

Concentration of Credit Risk

In the ordinary course of business, the Company may advance funds to certain independent retailers (“customer advances”) which are earned by the retailers primarily through achieving specified purchase volume requirements, as outlined in their supply agreements with the Company. These customer advances must be repaid if the purchase volume requirements are not met. The collectability of customer advances is not assured.

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of December 31, 2022, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $4.5 million and $6.9 million, respectively.

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

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2019	$2,739	$233	$2,972
Impact of adoption of new credit loss standard (ASU 2016-13)	1,911	259	2,170
Provision for expected credit losses	1,966	—	1,966
Write-offs charged against the allowance	(384)	(121)	(505)
Balance at January 2, 2021	6,232	371	6,603
Changes in credit loss estimates	(1,101)	360	(741)
Write-offs charged against the allowance	(717)	—	(717)
Balance at January 1, 2022	4,414	731	5,145
Changes in credit loss estimates	2,539	217	2,756
Write-offs charged against the allowance	(855)	—	(855)
Balance at December 31, 2022	$6,098	$948	$7,046

During 2022, 2021 and 2020, the Company recognized bad debt expense of $1.1 million, $0.4 million and $0.7 million, respectively, related to direct write-offs of uncollectable amounts.
Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 31,	January 1,
(In thousands)	2022	2022
Land and improvements	$91,859	$92,416
Buildings and improvements	616,581	580,317
Equipment	773,410	714,680
Total property and equipment	1,481,850	1,387,413
Less accumulated depreciation and amortization	871,630	810,054
Property and equipment, net	$610,220	$577,359

Depreciation expense was $66.7 million, $65.9 million and $64.7 million in 2022, 2021 and 2020 respectively.

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at January 2, 2021 and January 1, 2022	$181,035	$—	$181,035
Acquisitions	—	1,125	1,125
Balance at December 31, 2022	$181,035	$1,125	$182,160

The Company acquired goodwill within the Retail reporting unit of $1.1 million related to an immaterial acquisition during the second quarter of 2022.

The Company reviews goodwill and other intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate impairment is more likely than not to have occurred. Following the change in the reportable segments in the third quarter of 2022, as disclosed in Note 1, the Company evaluated the reporting units within the Wholesale segment in accordance with ASC 350 Intangibles - Goodwill and Other. As a result of the evaluation, the Company concluded that there was a single reporting unit within the Wholesale segment. Due to the change in reporting units, the Company performed a test for impairment as of the beginning of the third quarter immediately before and after the change. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

During the Company's third quarter impairment review, projected cash flows were discounted based on a weighted average cost of capital ("WACC") of 9.6%. This WACC was developed from adjusted market-based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Wholesale reporting unit operates. The Company concluded that the fair values of both the previous Food Distribution reporting unit, as well as the current Wholesale reporting unit, were substantially in excess of their carrying values.

As the Company performed a quantitative assessment in the third quarter of the current year, the Company also performed a qualitative assessment in the fourth quarter of the current year. The Company assessed the qualitative factors during the fourth quarter assessment and concluded that the fair value of the Wholesale reporting unit was more likely than not in excess of its carrying value.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 31, 2022		January 1, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$3,545	$2,621	$4,287	$2,792
Pharmacy customer prescription lists	4,168	2,598	4,233	2,095
Customer relationships	57,937	22,484	57,937	18,822
Trade names	—	—	1,068	987
Franchise fees	1,165	598	1,110	605
Total	$66,815	$28,301	$68,635	$25,301

The weighted average amortization periods for amortizable intangible assets as of December 31, 2022 are as follows:

Non-compete agreements	6.4 years
Pharmacy customer prescription lists	8.0 years
Customer relationships	16.4 years
Franchise fees	10.0 years

Amortization expense for intangible assets was $5.0 million, $5.2 million and $5.7 million for 2022, 2021 and 2020, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2023	2024	2025	2026	2027
Amortization expense	$4,828	$4,576	$4,180	$3,665	$3,660

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses, totaling $67.8 million and $67.6 million as of December 31, 2022 and January 1, 2022, respectively. During the third quarter of 2020, the Company made the decision to abandon a tradename within the Wholesale segment to better integrate with the Company’s overall transportation operations, resulting in a $7.0 million impairment of the associated indefinite-lived tradename asset. During the fourth quarter of 2020, the Company recognized an impairment charge of $1.7 million, related to a tradename, based on a change in the assumptions supporting fair value.

Note 5 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2022, 2021 and 2020. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at December 28, 2019	$4,971	$17	$4,988
Provision for closing charges	325	2,205	2,530
Changes in estimates	26	(228)	(202)
Accretion expense	121	—	121
Payments	(2,094)	(1,880)	(3,974)
Balance at January 2, 2021	3,349	114	3,463
Provision for closing charges	1,509	—	1,509
Provision for severance	—	362	362
Lease termination adjustments	(220)	—	(220)
Changes in estimates	2	—	2
Accretion expense	91	—	91
Payments	(1,607)	(476)	(2,083)
Balance at January 1, 2022	3,124	—	3,124
Provision for closing charges	1,837	—	1,837
Provision for severance	—	9	9
Lease termination adjustments	(86)	—	(86)
Changes in estimates	28	—	28
Accretion expense	67	—	67
Payments	(993)	(9)	(1,002)
Balance at December 31, 2022	$3,977	$-	$3,977

Included in the liability are lease-related ancillary costs from the date of site closure to the end of the remaining lease term.

Restructuring, asset impairment and other charges included in the consolidated statements of earnings consisted of the following:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Asset impairment charges (a)	$5,086	$3,783	$20,148
Provision for closing charges	1,837	1,509	325
Gain on sales of assets related to closed facilities (b)	(6,324)	(2,607)	(31)
Provision for severance (c)	9	362	2,205
Other costs associated with site closures (d)	271	636	1,953
Lease termination adjustments (e)	(102)	(799)	—
Changes in estimates (f)	28	2	(202)
Total	$805	$2,886	$24,398
(a)
Asset impairment charges in the current year were incurred primarily in the Retail segment and relate to restructuring of the Retail segment's e-commerce delivery model and a current year store closure. Asset impairment charges in 2021 were incurred primarily in the Retail segment and relate to 2021 store closures and previously closed locations, as well as site closures in connection with the Company’s supply chain transformation initiatives within the Wholesale segment. In 2020, asset impairment charges of $9.1 million were incurred in the Wholesale segment related to the evaluation of the expected net proceeds from the Fresh Kitchen facility, the exit of the Fresh Cut business, and the sale of equipment related to both Fresh Cut and Fresh Kitchen. Charges of $8.6 million primarily relate to the abandonment of a tradename related to the integration of the Company’s transportation operations. Additionally, certain of the Company’s Retail assets were determined not to be recoverable based on management’s intention to close stores or sell assets related to previously closed stores, resulting in impairment charges totaling $2.1 million.
(b)
Gain on sales of assets in the current year primarily relates to the sales of real property of previously closed locations within both the Wholesale and Retail segments. In 2021, gain on sales of assets primarily relate to sales of pharmacy customer lists, equipment, and real estate associated with the store closings in the Retail segment, in addition to gains on sale of vacant land in the Wholesale segment.
(c)
Severance in 2021 relates to closures in the Wholesale segment as well as Retail store closings. In 2020, severance was related to the exit of the Fresh Cut business within the Wholesale segment.
(d)
Other costs associated with distribution center and store closings represent additional costs, including labor, inventory transfer and other administrative costs, incurred in connection with restructuring operations in the Wholesale and Retail segments.
(e)
Lease termination adjustments represent the benefits recognized in connection with early lease buyouts for previously closed sites. Payments made in connection with lease buyouts were applied to reserves for closed properties and lease liabilities, as applicable. In the current year, adjustments include the gain recognized to terminate a lease agreement, which includes a $16 thousand write-off of the lease liability and $86 thousand reduction of lease ancillary costs included in the reserve for closed properties. In 2021, adjustments include gains of $0.8 million and $0.2 million from write-offs of the lease liability and lease ancillary costs, offset by the cost of a $0.2 million early termination fee.
(f)
Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations.

Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. A qualitative assessment was performed to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the indefinite lived intangible asset, then a quantitative assessment is performed. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry-specific equity and debt rates of return.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 7. In the current year, long-lived assets with a book value of $5.2 million were measured at a fair value of $0.1 million, resulting in impairment charges of $5.1 million. In 2021, long-lived assets consisting of property and equipment with a book value of $27.5 million were measured at a fair value of $23.7 million, resulting in impairment charges of $3.8 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, consultations with real estate brokers.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 1,
(In thousands)	2022	2022
Senior secured revolving credit facility, due November 2027	$445,880	$359,640
Finance lease liabilities (Note 9)	57,515	43,142
Other, 4.35% - 4.36%, due 2023 - 2026	4,813	5,617
Total debt - Principal	508,208	408,399
Unamortized debt issuance costs	(4,627)	(2,675)
Total debt	503,581	405,724
Less current portion	6,789	6,334
Total long-term debt and finance lease liabilities	$496,792	$399,390

On November 17, 2022, SpartanNash and certain of its subsidiaries entered into an amendment (the "Amendment") to the Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement"). The principal terms of the Amendment included an extension of the maturity date of the loans from December 18, 2023 to November 17, 2027, an amendment to the interest rate grid such that rates for the Tranche A revolving loans, with a $975 million capacity, are now SOFR plus 1.25% to SOFR plus 1.50% and Tranche A-1 revolving loans, with a $40 million capacity, are now SOFR plus 2.25% to SOFR plus 2.50%, and a reset of certain advance rates for the borrowing base. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $325 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Availability under the Credit Agreement is based upon advance rates on certain asset categories owned by the Company, including, but not limited to the following: inventory, accounts receivable, real estate, prescription lists, cigarette tax stamps, and rolling stock.

The Credit Agreement imposes certain restrictions on the Company, including limitations on dividends and investments, limitations on the Company’s ability to incur debt, make loans, acquire other companies, change the nature of the Company’s business, enter a merger or consolidation, or sell assets. These requirements can be more restrictive depending upon the Company’s Excess Availability, as defined under the Credit Agreement.

Borrowings under the credit facility bear interest at the Company’s option as either SOFR loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	December 31, 2022
Tranche	(In thousands)	SOFR Rate	Base Rate
Tranche A	$409,719	SOFR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the SOFR Rate plus 1.25% to 1.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$36,161	SOFR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the SOFR Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 31, 2022 and had Excess Availability after the 10% requirement of $447.8 million and $468.5 million at December 31, 2022 and January 1, 2022, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $17.7 million and $16.1 million were outstanding as of December 31, 2022 and January 1, 2022, respectively.

The weighted average interest rate for all borrowings, including loan fee amortization, was 4.65% for 2022.

At December 31, 2022, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Total borrowings	$6,789	$6,905	$6,507	$7,717	$451,052	$29,238	$508,208

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long-lived asset impairment charges, refer to Note 4 and Note 5. At December 31, 2022 and January 1, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 31,	January 1,
(In thousands)	2022	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$6,789	$6,334
Long-term debt and finance lease liabilities	501,419	402,065
Total book value of debt instruments	508,208	408,399
Fair value of debt instruments, excluding debt financing costs	507,668	414,667
(Deficit) excess of fair value over book value	$(540)	$6,268

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

The Company subleases property at certain locations and for 2022, 2021 and 2020, received rental income of $3.9 million, $4.4 million and $4.0 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 9. Contingencies related to credit risk and collectability are disclosed in Note 2.

Unions represent approximately 7% of SpartanNash’s associates. These associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Landover, Maryland	IBT 639	February 2024
Lima, Ohio Warehouse	IBT 908	January 2025
Lima, Ohio Drivers	IBT 908	January 2025
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February 2025
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February 2025
Norfolk, Virginia	IBT 822	April 2025
Columbus, Georgia	IBT 528	September 2025
Grand Rapids, Michigan	IBT 406	April 2026

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, in accordance with provisions in place in collective bargaining agreements covering its supply chain operations in Bellefontaine and Lima, Ohio and Grand Rapids, Michigan. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits to participants under the Plan are paid from assets held in trust for that purpose. An equal number of Trustees are appointed by contributing employers on one hand and by the applicable union(s) on the other hand; however, no representative of SpartanNash is currently serving as a trustee of the Plan. The trustees are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets held in trust and the overall administration of the plan. The Company's contributions to the Central States Plan are established by each applicable collective bargaining agreement and vary by location. However, required contributions may increase based on the funded status of the Plan and legal requirements.

On March 31, 2022, in accordance with the Pension Protection Act ("PPA"), the plan actuary certified that the Plan was considered to be in "critical and declining" zone status for the plan year beginning January 1, 2022. Among other factors, plans in the “critical and declining” zone are generally less than 65% funded and are projected to become insolvent within the next 15 years (or 20 years depending on the ratio of active-to-inactive participants). On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. In accordance with the interim guidance issued by the Pension Benefit Guaranty Corporation ("PBGC") on July 9, 2021, the Act is designed to prevent such plans from becoming insolvent for the next 30 years. On December 8, 2022, the PBGC approved the Central States Pension Fund's application for Special Financial Assistance ("SFA") in accordance with the Act. The PBGC reported that it has approved approximately $35.8 billion in SFA, inclusive of interest, and the Plan received the funds on January 12, 2023. The SFA is designed to alleviate the risk of insolvency of the Plan and the Plan is expected to reach full funding over time.

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

Based on the most recent information available to the Company, management believes that with the SFA received as part of the Act, the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Except with respect to the approved SFA, management is not aware of any significant change in funding levels in the Plan since December 31, 2022. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situations, we are unable to determine with certainty the current amount of the Plan’s funding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Leases

A portion of the Company’s retail stores and warehouses operate in leased facilities. The Company also leases the majority of the tractors and trailers within its fleet and certain other assets. Most of the property leases contain multiple renewal options, which generally range from one to ten years in length. In those locations in which it is economically feasible to continue to operate, management expects that renewal options will be exercised as they come due. The terms of certain leases contain provisions requiring payment of variable rent based on sales and payment of executory costs such as property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises or, in the case of transportation equipment, provisions requiring payment of variable rent based upon miles driven. Certain properties or portions thereof are subleased to others. As most of the Company’s leases do not reference an implicit discount rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease cost were as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating lease cost	$57,876	$58,410	$55,955
Short-term lease cost	7,576	8,469	8,698
Finance lease cost
Amortization of assets	6,134	4,645	4,045
Interest on lease liabilities	3,369	3,005	3,194
Variable rent	236	162	333
Sublease income	(3,907)	(4,356)	(3,994)
Total net lease cost	$71,284	$70,335	$68,231

Supplemental balance sheet information related to leases was as follows:

	December 31,	January 1,
(In thousands)	2022	2022
Operating leases:
Operating lease assets	$257,047	$283,040

Current portion of operating lease liabilities	$45,453	$47,845
Noncurrent operating lease liabilities	239,062	266,701
Total operating lease liabilities	$284,515	$314,546
Finance leases:
Property and equipment, at cost	$73,739	$56,591
Accumulated amortization	(21,727)	(18,707)
Property and equipment, net	$52,012	$37,884

Current portion of finance lease liabilities	$5,791	$5,359
Noncurrent finance lease liabilities	51,724	37,783
Total finance lease liabilities	$57,515	$43,142

Weighted average remaining lease term (in years):
Operating leases	7.5	7.8
Finance leases	9.6	10.2

Weighted average discount rate:
Operating leases	5.4%	5.2%
Finance leases	6.9%	7.1%

Supplemental cash flow and other information related to leases was as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$61,103	$62,590	$62,008
Operating cash flows used for finance leases	3,372	3,005	3,173
Financing cash flows used for finance leases	6,045	4,738	4,075

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	23,027	36,867	62,500
Total finance lease liabilities	21,032	4,238	3,602

The Company’s total future lease commitments under operating and finance leases in effect at December 31, 2022 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2023	$59,363	$9,494	$68,857
2024	52,660	9,128	61,788
2025	48,997	8,826	57,823
2026	42,999	8,107	51,106
2027	37,726	7,345	45,071
Thereafter	109,012	35,539	144,551
Total	350,757	78,439	429,196
Less interest	66,242	20,924	87,166
Present value of lease liabilities	284,515	57,515	342,030
Less current portion	45,453	5,791	51,244
Long-term lease liabilities	$239,062	$51,724	$290,786

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent obligations and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 31,	January 1,
(In thousands)	2022	2022
Land and improvements	$7,154	$8,681
Buildings	26,623	40,900
Owned assets leased to others	33,777	49,581
Less accumulated amortization and depreciation	11,473	15,944
Net owned assets leased to others	$22,304	$33,637

Future minimum rentals to be received under leases in effect at December 31, 2022 are as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Owned property	$4,848	$3,927	$2,815	$2,554	$2,182	$16,111	$32,437
Leased property	3,803	3,051	2,159	1,280	737	521	11,551
Total	$8,651	$6,978	$4,974	$3,834	$2,919	$16,632	$43,988

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

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $12.0 million, $11.8 million and $12.2 million in 2022, 2021 and 2020, respectively.

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

The Company holds variable universal life insurance policies on certain key associates intended to fund distributions under the deferred compensation plan referenced above. The net cash surrender value of approximately $4.4 million and $4.3 million at December 31, 2022 and January 1, 2022, respectively, is recorded in “Other assets, net” in the consolidated balance sheets. These policies have an aggregate amount of life insurance coverage of approximately $15.0 million.

Defined Benefit Plans

On February 28, 2018, the Company’s Board of Directors granted approval to proceed with terminating the SpartanNash Company Pension Plan (the “Pension Plan”), a frozen defined benefit pension plan. The Pension Plan was terminated on July 31, 2018 and the distribution of assets to plan participants occurred in 2019. In 2020, the Company realized gains of $1.2 million related to refunds from the annuity provider to the Pension Plan associated with the final reconciliation of participant data. The remaining plan asset balance of $2.7 million was used to fund employer match liabilities associated with defined contribution plans in 2021.

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan” or "Plan"). Former Spartan Stores, Inc. associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Covered associates who retired prior to March 31, 1992 receive Medicare supplemental benefits. Covered associates retiring after April 1, 1992 are eligible for monthly postretirement healthcare benefits of $5 multiplied by the associate’s years of service. This benefit is provided in the form of a credit against their monthly insurance premium or Medicare supplemental insurance. The retiree is responsible to pay the balance of the premium.

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

	Pension Plan		Retiree Medical Plan
	December 31,	January 1,	December 31,	January 1,
(In thousands, except percentages)	2022	2022	2022	2022
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$—	$—	$11,031	$11,909
Service cost	—	—	76	187
Interest cost	—	—	185	226
Actuarial loss (gain)	—	—	30	(849)
Plan amendment	—	—	(6,614)	—
Benefits paid	—	—	(2,296)	(442)
Balance at end of year	$—	$—	$2,412	$11,031

Fair value of plan assets:
Balance at beginning of year	$—	$2,689	$—	$—
Company contributions	—	—	2,296	442
Excess asset transfer	—	(2,689)	—	—
Benefits paid	—	—	(2,296)	(442)
Balance at end of year	$—	$—	$—	$—
Unfunded status	$—	$—	$(2,412)	$(11,031)

Components of net amount recognized in consolidated balance sheets:
Current liabilities	$—	$—	$(1,270)	$(496)
Noncurrent liabilities	—	—	(1,142)	(10,535)
Net liability	$—	$—	$(2,412)	$(11,031)

Amounts recognized in AOCI:
Net actuarial loss	$—	$—	$743	$1,653
Prior service credit	—	—	(4,960)	—
Accumulated other comprehensive (income) loss	$—	$—	$(4,217)	$1,653

Weighted average assumptions at measurement date:
Discount rate	N/A	N/A	5.34%	2.90%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%

	Pension Plan			Retiree Medical Plan
(In thousands, except percentages)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit (income) cost:
Service cost	$—	$—	$—	$76	$187	$182
Interest cost	—	—	—	185	226	303
Amortization of prior service credit	—	—	—	(1,653)	—	—
Gain on reconciliation with annuity provider	—	—	(1,193)	—	—	—
Recognized actuarial net loss	—	—	—	200	230	104
Net periodic benefit (income) expense	$—	$—	$(1,193)	$(1,192)	$643	$589
Settlement expense	—	—	—	740	—	—
Total net periodic benefit (income) cost	$—	$—	$(1,193)	$(452)	$643	$589

Weighted average assumptions used to determine net periodic benefit (income) cost:
Discount rate	N/A	N/A	N/A	2.90%	2.57%	3.26%

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost were as follows:

	2022	2021	2020
Post-65	N/A	7.00%	7.50%

The following estimated benefit payments are expected to be paid in the following fiscal years:

(In thousands)	2023	2024
Post-retirement medical benefits	$1,270	$1,270

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer health and welfare plans under the terms contained in existing CBAs, including the requisite contribution amounts set forth within such CBAs. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active associates and retirees, as determined under the terms of the plan. Although the plans may provide certain benefits to retired employees, the Company’s only contribution obligation is to make contributions in amounts tied to the hours worked by its active employees. As a result, the plan does not constitute a postretirement benefit plan of the Company. Because the plans aggregate contributions from multiple employers, the Company is unable to determine how much of its contributions are allocated to benefits paid to its active employees and those, if any, that are allocated to benefits paid to other employer’s active employees and/or postretirement benefits. These types of plans often have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are made. The Company contributed $13.4 million, $13.2 million and $13.7 million to these plans in 2022, 2021 and 2020, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented associates, including the requisite contribution amounts set forth within such CBAs. The Company is party to four CBAs that require contributions to the Central States Plan with expiration dates ranging from February 2024 to April 2026. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are made to the Central States Plan. The Company contributed $12.3 million, $13.5 million and $14.1 million to the Central States Plan in 2022, 2021 and 2020, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2022.

Refer to Note 8, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, an annual report for the Central States Plan on IRS Form 5500 was not publicly available for the plan year ended December 31, 2022.
Note 11 – Accumulated Other Comprehensive Income or Loss ("AOCI")

AOCI represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period. For the Company, the activity relates to postretirement benefit plans, including those described in Note 10.

Changes in AOCI are as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Balance at beginning of the year, net of tax	$(1,455)	$(2,276)	$(1,600)
Other comprehensive income (loss) before reclassifications	6,576	837	(1,086)
Income tax (expense) benefit	(1,614)	(203)	268
Other comprehensive income (loss), net of tax, before reclassifications	4,962	634	(818)
Amortization of amounts included in net periodic benefit (income) cost (a)	(701)	250	191
Income tax benefit (expense) (b)	173	(63)	(49)
Amounts reclassified out of AOCI, net of tax	(528)	187	142
Other comprehensive income (loss), net of tax	4,434	821	(676)
Balance at end of the year, net of tax	$2,979	$(1,455)	$(2,276)
(a)
Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service credit, and settlement expense totaling $0.7 million in 2022 and $0.1 million in 2020. There was no settlement expense in 2021.
(b)
Reclassified from AOCI into Income tax expense (benefit).

Note 12 – Income Tax

The income tax provision for continuing operations is made up of the following components:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Current income tax expense:
Federal	$8,585	$5,436	$1,844
State	2,397	1,867	5,149
Total current income tax expense	10,982	7,303	6,993
Deferred income tax expense (benefit):
Federal	46	14,877	5,637
State	1,369	2,726	(3,180)
Total deferred income tax expense	1,415	17,603	2,457
Total income tax expense	$12,397	$24,906	$9,450

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Stock compensation	(2.8)	0.0	0.7
Non-deductible expenses	5.5	1.7	1.9
Change in tax contingencies	(0.1)	0.0	0.9
Charitable product donations	(0.3)	(0.1)	(0.2)
Other, net	0.1	(0.3)	(1.0)
Federal loss carryback (a)	—	—	(11.9)
State taxes, net of federal income tax benefit	6.7	3.8	1.7
Tax credits	(3.7)	(0.9)	(2.0)
Effective income tax rate	26.4%	25.2%	11.1%
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

Deferred tax assets and liabilities resulting from temporary differences as of December 31, 2022 and January 1, 2022 are as follows:

	December 31,	January 1,
(In thousands)	2022	2022
Deferred tax assets:
Employee benefits	$27,387	$25,358
Accrued workers' compensation	2,126	1,943
Allowance for credit losses	1,823	1,317
Restructuring	655	333
Deferred revenue	1,266	2,083
Stock warrant	626	1,258
Lease liabilities	82,284	85,781
Accrued insurance	985	893
State net operating loss carryforwards (a)	5,608	6,576
All other	4,433	2,338
Total deferred tax assets	127,193	127,880
Valuation allowances	(357)	—
Net deferred tax assets	126,836	127,880

Deferred tax liabilities:
Property and equipment	48,251	47,240
Lease assets	73,986	76,589
Inventory	33,290	35,382
Goodwill	33,606	30,044
Intangible assets	1,195	187
All other	2,801	2,130
Total deferred tax liabilities	193,129	191,572
Net deferred tax liability	$66,293	$63,692
(a)
As of December 31, 2022, the Company’s state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2023 through 2042 if not utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2022	2021
Balance at beginning of year	$1,220	$1,317
Gross increases - tax positions taken in prior years	—	84
Gross decreases - tax positions taken in prior years	—	(11)
Lapsed statutes of limitations	(55)	(170)
Balance at end of year	$1,165	$1,220

Unrecognized tax benefits of $1.0 million are set to expire prior to December 30, 2023. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount recognized due to a lapse in the statute of limitations that reduced the Company’s effective income tax rate in 2022 and 2021 was immaterial in both years. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $1.0 million as of December 31, 2022.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to examinations by U.S. federal tax authorities for fiscal years before the year ended January 3, 2015, and state or local tax authorities for fiscal years before the year ended December 31, 2018.

Note 13 – Share-Based Payments

Share-Based Payments to Employees

The Company sponsors a shareholder-approved stock incentive plan (the “2020 Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. Holders of restricted stock and stock awards issued under the 2020 Plan are entitled to participate in dividends, payable upon the vesting of the underlying awards. As of December 31, 2022, a total of 1,441,593 shares remained unissued under the 2020 Plan. All outstanding unvested shares of restricted stock vest immediately upon a “Change in Control,” as defined by the Plan.

Restricted shares awarded to associates in 2022 and 2021 vest ratably over a three-year service period and over one year for grants to members of the Board of Directors. Restricted shares awarded to associates prior to 2021 vest ratably over a four-year service period. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2022, 2021 and 2020:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding and nonvested at December 28, 2019	928,733	$20.28
Granted	521,566	15.96
Vested	(396,219)	21.65
Forfeited	(80,132)	16.48
Outstanding and nonvested at January 2, 2021	973,948	17.72
Granted	562,653	18.96
Vested	(388,403)	19.81
Forfeited	(116,361)	18.19
Outstanding and nonvested at January 1, 2022	1,031,837	17.56
Granted	391,334	28.63
Vested	(470,145)	17.92
Forfeited	(89,963)	20.71
Outstanding and nonvested at December 31, 2022	863,063	$22.05

The total intrinsic value of shares vested was $14.3 million, $7.3 million and $5.3 million in 2022, 2021 and 2020, respectively.

Share-based payment expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Restricted stock	$8,308	$6,868	$6,299
Tax benefits	(4,094)	(1,744)	(839)
Stock-based compensation stock expense, net of tax	$4,214	$5,124	$5,460

As of December 31, 2022, total unrecognized compensation cost related to non-vested restricted stock awards granted under the stock incentive plan was $8.4 million. The remaining compensation costs not yet recognized are expected to be recognized over a weighted average period of 1.8 years.

The Company recognized tax deductions of $14.7 million, $7.7 million and $5.9 million related to the vesting of restricted stock in 2022, 2021 and 2020, respectively.

The Company sponsored a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key associates could elect to receive a portion of their annual bonus in common stock rather than cash, which was issued at 120% of cash value. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. Under the plan, 15,778 and 3,443 shares were issued in 2021, and 2020, respectively. The stock bonus plan expired on March 31, 2021.

In 2022, the Company adopted a new associate stock purchase plan ("2022 Plan"), which covers 300,000 shares of SpartanNash common stock and enables eligible associates of the Company to purchase shares at 85% of the fair market value. The Company has determined this represents compensation expense in accordance with ASC 718, Compensation – Stock Compensation. The 2022 Plan replaced a previous Company-sponsored associate stock purchase plan covering 200,000 shares of SpartanNash common stock that enabled associates of the Company to purchase shares at 95% of the fair market value. As of December 31, 2022, 194,195 shares were issued under the previous plan and 9,895 shares have been issued under the 2022 Plan.

Stock Warrant

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued to Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrant shares equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement, and had a grant date fair value of $5.51 per share. Warrant shares equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The Warrant contains customary anti-dilution, down-round and change-in-control provisions. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Non-cash share-based payment expense associated with the Warrant is recognized as vesting conditions are achieved, based on the grant date fair value of the Warrant. The fair value of the Warrant was determined as of the grant date in accordance with ASC 718, Compensation – Stock Compensation, using the binomial lattice pricing model (the “lattice model”). The lattice model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the lattice model for the Warrant were as follows:

	Selected Assumption	Methodology
Risk free interest rate	0.56%	Derived from the Constant Maturity Treasury Rate with maturity matching time to expiration of the Warrants
Volatility	47.00%	Based on historical equity volatility of Company stock over a period matching the assumed warrants term
Dividend yield	4.57%	Based on the historical dividends paid by the Company

The warrant shares, which vested upon the signing of the commercial agreement, have a contractual term of 7 years, whereas the warrant shares, which vest upon payments made to the Company in connection with the commercial supply agreement, had an estimated weighted average term of 3.6 years.

The following table summarizes the Warrant activity for 2022, 2021 and 2020:

Warrant
Outstanding and nonvested at December 28, 2019	—
Granted	5,437,272
Vested	(1,087,455)
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	(434,984)
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(434,984)
Outstanding and nonvested at December 31, 2022	3,479,849

Share-based payment expense recognized, included as a reduction of “Net sales” in the consolidated statements of earnings, and related tax benefits were as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Warrant expense	$2,158	$1,958	$6,549
Tax benefits	(203)	(152)	(2,051)
Warrant expense, net of tax	$1,955	$1,806	$4,498

As of December 31, 2022, total unrecognized cost related to non-vested warrants was $18.5 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 4.8 years. Warrants representing 1,957,423 shares are vested and exercisable. As of December 31, 2022, non-vested warrant shares had an intrinsic value of $43.5 million, and vested warrant shares had an intrinsic value of $24.5 million.

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2022	2021	2020
(In thousands)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Non-cash investing activities:
Capital expenditures included in accounts payable	$25,701	$15,277	$15,984
Non-cash financing activities:
Dividends declared but unpaid	324	485	99
Other supplemental cash flow information:
Cash paid for interest	18,431	12,245	18,448
Income tax payments (refunds)	6,513	(10,110)	18,717

Note 15 – Reporting Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s Chief Operating Decision Maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. As disclosed in Note 1, during the third quarter of fiscal 2022, the Company combined the former Food Distribution and Military reportable segments into a single reportable segment, Wholesale. The Company's operations are now classified by management into two reportable segments: Wholesale and Retail. Segment information from prior periods has been recast to reflect this change.

The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Refer to Note 2 for information regarding the basis of organization and types of products, services and customers from which the Company derives revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Identifiable assets represent total assets directly associated with the reporting segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments. Capital expenditures primarily relate to store remodels, IT upgrades and implementations, investments in supply chain infrastructure, office remodels, and equipment upgrades.

The following tables set forth information about the Company by reporting segment:

(In thousands)	Wholesale	Retail	Total
2022 (52 Weeks)
Net sales to external customers	$6,845,236	$2,797,864	$9,643,100
Inter-segment sales	1,204,497	928	1,205,425
Acquisition and integration, net	239	104	343
Restructuring and asset impairment, net	(2,363)	3,168	805
Depreciation and amortization	47,601	46,579	94,180
Operating earnings	55,137	13,407	68,544
Capital expenditures	52,394	44,886	97,280

2021 (52 Weeks)
Net sales to external customers	$6,349,753	$2,581,286	$8,931,039
Inter-segment sales	1,095,647	827	1,096,474
Acquisition and integration, net	—	708	708
Restructuring and asset impairment, net	427	2,459	2,886
Depreciation and amortization	46,487	46,224	92,711
Operating earnings	45,229	66,971	112,200
Capital expenditures	46,020	33,407	79,427

2020 (53 Weeks)
Net sales to external customers	$6,710,568	$2,637,917	$9,348,485
Inter-segment sales	1,125,112	359	1,125,471
Acquisition and integration, net	—	421	421
Restructuring and asset impairment, net	21,085	3,313	24,398
Depreciation and amortization	44,677	45,199	89,876
Operating earnings	36,047	66,359	102,406
Capital expenditures	33,404	33,894	67,298

		December 31,	January 1,
(In thousands)		2022	2022
Total Assets
Wholesale		$1,525,760	$1,459,440
Retail		780,801	747,342
Total		$2,306,561	$2,206,782

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 31, 2022 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive, principal financial and principal accounting officers as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of SpartanNash Company, including its CEO, CFO and Corporate Controller, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. SpartanNash Company’s internal controls were designed by, or under the supervision of, the CEO, CFO, and Corporate Controller, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of SpartanNash Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of SpartanNash Company are being made only in accordance with authorizations of management and directors of SpartanNash Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SpartanNash Company’s assets that could have a material effect on the financial statements.

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 31, 2022.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 as stated in their report on the following page.

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

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

March 1, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “Board of Directors,” “SpartanNash’s Executive Officers,” “Ownership of SpartanNash Stock—Delinquent Section 16(a) Reports,” and “Corporate Governance—Code of Conduct,” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2023.

Item 11. Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Compensation of Directors,” “Board of Directors—Interlocks and Insider Relationships” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2023.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2022.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (1))
Plan Category	(1)	(2)	(3)
Equity compensation Plans approved by security holders (a)	—	—	1,441,593
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	—	—	1,441,593

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Report:
1.
Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (PCAOB ID No. 34) dated March 1, 2023

Consolidated Balance Sheets at December 31, 2022 and January 1, 2022

Consolidated Statements of Earnings for the years ended December 31, 2022, January 1, 2022 and January 2, 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, January 1, 2022 and January 2, 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

10.1

Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated November 17, 2022, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto.

10.2*	Form of SPTN Long-Term Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.3*	Form of SPTN Annual Cash Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.4*	Form of 2021 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.5*	Form of 2021 Annual Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.6*	Form of 2020 Long-Term Cash Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 18, 2020. Incorporated herein by reference.

10.7*	SpartanNash Company Stock Incentive Plan of 2020. Previously filed as an exhibit to the Company’s Form S-8 filed on May 29, 2020. Incorporated herein by reference.

10.8*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

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

10.11*

Form of SPTN Restricted Stock Award Plan Document (Non-Employee Directors). Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.12*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2020. Incorporated herein by reference.

10.13*

Form of SPTN Restricted Stock Award Plan Document (Associates). Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.14*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

10.15*

Executive Separation Agreement between SpartanNash Company and Kathleen Mahoney. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 9, 2021. Incorporated herein by reference

10.16*

Executive Employment Agreement between SpartanNash Company and Tony B. Sarsam. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 2022. Incorporated herein by reference.

10.17*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 2022. Incorporated herein by reference.

10.18*

Executive Separation Agreement between SpartanNash Company and Yvonne Trupiano. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 8, 2022. Incorporated herein by reference.

10.19*

Executive Separation Agreement between SpartanNash Company and Arif Dar. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 8, 2022. Incorporated herein by reference.

10.20

Transaction Agreement, by and between SpartanNash and Amazon.com NV Investments Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.21

Warrant to Purchase Common Stock of SpartanNash Company, by and between SpartanNash Company and Amazon.com NV Investment Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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

SPARTANNASH COMPANY (Registrant)

Date: March 1, 2023	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

March 1, 2023	By	*
M. Shân Atkins Director

March 1, 2023	By	*
Douglas A. Hacker Chairman of the Board

March 1, 2023	By	*
Matthew Mannelly Director

March 1, 2023	By	*
Hawthorne Proctor Director

March 1, 2023	By	*
William R. Voss Director

March 1, 2023	By	*
Julien Mininberg Director

March 1, 2023	By	*
Jaymin Patel Director

March 1, 2023	By	*
Pamela Puryear, PhD Director

March 1, 2023	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer
(Principal Executive Officer)

March 1, 2023	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 1, 2023	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)

March 1, 2023	*By	/s/ Jason Monaco
Jason Monaco Attorney-in-Fact