Form 10-Q
period 2023-04-22
SpartanNash Co
filed 2023-06-01
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2023.

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

As of May 30, 2023, the registrant had 34,742,290 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases, in the Company's website-accessible conference calls with analysts, and investor presentations include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements may be identifiable by words or phrases indicating that the Company or management "expects," "projects," "anticipates," "plans," "believes," "intends," or "estimates," or that a particular occurrence or event "may," "could," "should," "will" or "will likely" result, occur or be pursued or "continue" in the future, that the "outlook", "trend", "guidance" or "target" is toward a particular result or occurrence, that a development is an "opportunity," "priority," "strategy," "focus," that the Company is "positioned" for a particular result, or similarly stated expectations.

Undue reliance should not be placed on the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in an extremely competitive industry; the Company's dependence on certain major customers; the Company's ability to implement its growth strategy and transformation initiatives; changes in relationships with the Company’s vendor base and supply chain disruptions; vulnerability to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs; macroeconomic uncertainty, including rising inflation, potential economic recession, and increasing interest rates; difficulty attracting and retaining well-qualified Associates and effectively managing increased labor costs; customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations may fail to repay the Company; not achieving the Company’s strategy of growth through acquisitions and encountering difficulties successfully integrating acquired businesses that may not realize the anticipated benefits; the Company's ability to manage its private brand program for U.S. military commissaries, including the termination of the program or not achieving the desired results; disruptions to the Company's information security network, including security breaches and cyber-attacks; changes in the geopolitical conditions, including the Russia-Ukraine conflict; instances of security threats, severe weather conditions and natural disasters; climate change and an increased focus by stakeholders on environmental sustainability and corporate responsibility; impacts to the Company’s business and reputation due to an increasing focus on environmental, social and governance matters; disruptions associated with disease outbreaks, such as the COVID-19 pandemic; impairment charges for goodwill or other long-lived assets; the Company's ability to successfully manage leadership transitions; interest rate fluctuations; the Company's ability to service its debt and to comply with debt covenants; the Company’s level of indebtedness; changes in government regulations; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; labor relations issues; cost increases related to multi-employer pension plans and other postretirement plans; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part I, Item 2 “Critical Accounting Policies” of this Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to SpartanNash or that SpartanNash currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur, or information obtained after the date of this Quarterly Report. In addition, historical information should not be considered as an indicator of future performance.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 22,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,965	$29,086
Accounts and notes receivable, net	410,957	404,016
Inventories, net	566,330	571,065
Prepaid expenses and other current assets	74,627	62,244
Total current assets	1,068,879	1,066,411

Property and equipment, net	604,302	610,220
Goodwill	182,160	182,160
Intangible assets, net	104,931	106,341
Operating lease assets	248,068	257,047
Other assets, net	87,850	84,382

Total assets	$2,296,190	$2,306,561

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$470,803	$487,215
Accrued payroll and benefits	55,303	103,048
Other accrued expenses	56,659	62,465
Current portion of operating lease liabilities	43,845	45,453
Current portion of long-term debt and finance lease liabilities	7,614	6,789
Total current liabilities	634,224	704,970

Long-term liabilities
Deferred income taxes	80,568	66,293
Operating lease liabilities	229,614	239,062
Other long-term liabilities	29,950	33,376
Long-term debt and finance lease liabilities	562,380	496,792
Total long-term liabilities	902,512	835,523

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 34,935 and 35,079 shares outstanding	459,346	468,061
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	1,422	2,979
Retained earnings	298,686	295,028
Total shareholders’ equity	759,454	766,068

Total liabilities and shareholders’ equity	$2,296,190	$2,306,561

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 22, 2023	April 23, 2022
Net sales	$2,907,394	$2,763,658
Cost of sales	2,460,728	2,313,075
Gross profit	446,666	450,583

Operating expenses
Selling, general and administrative	418,196	422,182
Acquisition and integration	74	239
Restructuring and asset impairment, net	4,083	13
Total operating expenses	422,353	422,434

Operating earnings	24,313	28,149

Other expenses and (income)
Interest expense, net	11,589	4,185
Other, net	(1,039)	(216)
Total other expenses, net	10,550	3,969

Earnings before income taxes	13,763	24,180
Income tax expense	2,426	4,891
Net earnings	$11,337	$19,289

Net earnings per basic common share	$0.33	$0.54

Net earnings per diluted common share	$0.32	$0.53

Weighted average shares outstanding:
Basic	34,547	35,566
Diluted	35,457	36,381

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 22, 2023	April 23, 2022
Net earnings	$11,337	$19,289

Other comprehensive (loss) income, before tax
Change in interest rate swap	(1,136)	—
Postretirement liability adjustment	(911)	30
Total other comprehensive (loss) income, before tax	(2,047)	30

Income tax benefit (expense) related to items of other comprehensive (loss) income	490	(7)

Total other comprehensive (loss) income, after tax	(1,557)	23
Comprehensive income	$9,780	$19,312

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	11,337	11,337
Other comprehensive loss	—	—	(1,557)	—	(1,557)
Dividends - $0.215 per share	—	—	—	(7,679)	(7,679)
Share repurchases	(435)	(10,910)	—	—	(10,910)
Stock-based compensation	—	5,147	—	—	5,147
Stock warrant	—	607	—	—	607
Issuances of common stock for associate stock purchase plan	17	358	—	—	358
Issuances of restricted stock	425	—	—	—	—
Cancellations of stock-based awards	(151)	(3,917)	—	—	(3,917)
Balance at April 22, 2023	34,935	$459,346	$1,422	$298,686	$759,454

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 22, 2023	April 23, 2022
Cash flows from operating activities
Net earnings	$11,337	$19,289
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	4,040	(13)
Depreciation and amortization	29,745	28,473
Non-cash rent	(1,148)	(1,283)
LIFO expense	11,172	10,187
Postretirement benefits income	(706)	(109)
Deferred income taxes	14,765	10,704
Stock-based compensation expense	5,147	4,295
Stock warrant	607	673
Loss (gain) on disposals of assets	22	(77)
Other operating activities	459	576
Changes in operating assets and liabilities:
Accounts receivable	(5,052)	(33,680)
Inventories	(9,069)	(44,186)
Prepaid expenses and other assets	6,243	4,984
Accounts payable	5,136	43,032
Accrued payroll and benefits	(52,867)	(21,582)
Current income taxes	(17,512)	(6,553)
Other accrued expenses and other liabilities	(5,027)	(4,760)
Net cash (used in) provided by operating activities	(2,708)	9,970
Cash flows from investing activities
Purchases of property and equipment	(38,864)	(29,938)
Net proceeds from the sale of assets	125	2,581
Payments from customers on loans	355	421
Other investing activities	(892)	(9)
Net cash used in investing activities	(39,276)	(26,945)
Cash flows from financing activities
Proceeds from senior secured credit facility	459,706	420,582
Payments on senior secured credit facility	(404,328)	(383,913)
Repayment of other long-term debt and finance lease liabilities	(2,232)	(2,017)
Share repurchases	(10,910)	—
Net payments related to stock-based award activities	(3,917)	(4,288)
Dividends paid	(7,820)	(7,714)
Other financing activities	(636)	(11)
Net cash provided by financing activities	29,863	22,639

Net (decrease) increase in cash and cash equivalents	(12,121)	5,664
Cash and cash equivalents at beginning of period	29,086	10,666
Cash and cash equivalents at end of period	$16,965	$16,330

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 22, 2023, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2023 and 2022 include the results of operations of the Company for the 16-week periods ended April 22, 2023 and April 23, 2022, respectively.

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

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of April 22, 2023 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 22, 2023
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$827,701	$314,814	$1,142,515
Fresh (b)	654,258	310,712	964,970
Non-food (c)	570,967	147,599	718,566
Fuel	—	48,266	48,266
Other	32,758	319	33,077
Total	$2,085,684	$821,710	$2,907,394
Type of customers:
Individuals	$—	$821,392	$821,392
Independent retailers (d)	702,806	—	702,806
National accounts	681,985	—	681,985
Military (e)	685,695	—	685,695
Other	15,198	318	15,516
Total	$2,085,684	$821,710	$2,907,394

	16 Weeks Ended April 23, 2022
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$767,653	$295,056	$1,062,709
Fresh (b)	628,054	299,879	927,933
Non-food (c)	553,139	131,431	684,570
Fuel	—	54,591	54,591
Other	33,533	322	33,855
Total	$1,982,379	$781,279	$2,763,658
Type of customers:
Individuals	$—	$780,959	$780,959
Independent retailers (d)	678,989	—	678,989
National accounts	680,288	—	680,288
Military (e)	607,794	—	607,794
Other	15,308	320	15,628
Total	$1,982,379	$781,279	$2,763,658

(a) Center store includes dry grocery, frozen and beverages.
(b) Fresh includes produce, meat, dairy, deli, bakery, prepared proteins, seafood and floral.
(c) Non-food includes general merchandise, health and beauty care, tobacco products and pharmacy.
(d) Independent retailers include sales to manufacturers, brokers and distributors.
(e) Military represents the distribution of grocery products to U.S. military commissaries and exchanges, which primarily includes sales to manufacturers and brokers.

Contract Assets and Liabilities

Under its contracts with customers, the Company stands ready to deliver product upon receipt of a purchase order. Accordingly, the Company has no performance obligations under its contracts until its customers submit a purchase order. The Company does not receive pre-payment from its customers or enter into commitments to provide goods or services that have terms greater than one year. As the performance obligation is part of a contract that has an original expected duration of less than one year, the Company has applied the practical expedient under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, to omit disclosures regarding remaining performance obligations.

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,370)	240	(1,130)
Write-offs charged against the allowance	(210)	—	(210)
Balance at April 22, 2023	4,518	1,188	5,706

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	330	—	330
Write-offs charged against the allowance	(91)	—	(91)
Balance at April 23, 2022	4,653	731	5,384

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million and the value within the Retail reporting unit was $1.1 million as of both April 22, 2023 and December 31, 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.8 million as of both April 22, 2023 and December 31, 2022.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 22, 2023. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 31, 2022	$3,977	$—	$3,977
Changes in estimates	85	—	85
Accretion expense	36	—	36
Payments	(340)	—	(340)
Balance at April 22, 2023	$3,758	$—	$3,758

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
	April 22,	April 23,
(In thousands)	2023	2022
Asset impairment charges (a)	$3,745	$—
Gain on sales of assets related to closed facilities (b)	(61)	—
Provision for severance	—	9
Other costs associated with site closures (c)	314	31
Changes in estimates (d)	85	(27)
Total	$4,083	$13

(a) Asset impairment charges in the current year relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment.

(b) Gain on sales of assets in the current year primarily relates to the sales of personal property of previously closed locations within both the Wholesale and Retail segments.

(c) Other costs in the current year and prior year primarily relate to Retail store closings.

(d) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. There were no asset impairment charges in the prior year. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At April 22, 2023 and December 31, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	April 22,	December 31,
(In thousands)	2023	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$7,614	$6,789
Long-term debt and finance lease liabilities	567,271	501,419
Total book value of debt instruments	574,885	508,208
Fair value of debt instruments, excluding debt financing costs	574,893	507,668
Excess (deficit) of fair value over book value	$8	$(540)

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

The Company's interest rate swap agreement is considered a Level 2 instrument. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates, which are considered Level 2 inputs. The location and the fair value of the interest rate swap agreement in the condensed consolidated balance sheet is disclosed in Note 7.

Note 7 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap is designated as a cash flow hedge as of both the effective date, March 17, 2023, and as of April 22, 2023. The interest rate swap is reflected at its fair value in the condensed consolidated balance sheets. Refer to Note 6 for further information on the fair value of interest rate swap.

Details of the pay-fixed, receive-floating interest rate swap contract as of April 22, 2023 are as follows:

Effective Date	Maturity Date	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 17, 2023	November 17, 2027	$150	3.646%	One-Month CME Term SOFR	Monthly

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. In future reporting periods, the Company will perform a qualitative analysis for quarterly prospective and retrospective assessments of hedge effectiveness. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the condensed consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the condensed consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of April 22, 2023 is as follows:

		Derivative Fair Value
		April 22,
(In thousands)	Condensed Consolidated Balance Sheet Location	2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$1,753
Interest rate swap	Other long-term liabilities	2,777
Interest rate swap	Accumulated other comprehensive loss	869

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

16 Weeks Ended
April 22,
2023
(In thousands)	Interest expense, net
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$11,589
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	175

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

The Company has contributed and is required to continue making contributions to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, based on obligations arising from certain of its collective bargaining agreements. If the Company were to cease making such contributions and triggered a withdrawal from the Plan, it is possible that the Company would be obligated to pay a withdrawal liability to the Plan if the Plan is underfunded at the time of such withdrawal.

On March 10, 2021, the United States Congress passed the American Rescue Plan Act of 2021 (the “Act”), which provides financial relief to certain failing multiemployer pension plans. On January 12, 2023, the Central States Plan received approximately $35.8 billion in Special Financial Assistance (“SFA”), inclusive of interest, which is designed to alleviate the risk of insolvency of the Plan.

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

Note 9 – Associate Retirement Plans

During the 16-week periods ended April 22, 2023 and April 23, 2022 the Company recognized net periodic postretirement benefit income of $0.9 million and costs of $0.2 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan").

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 16-week period ended April 22, 2023, the Company recognized $1.0 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

In the first quarter of the prior year, the Company realized a gain of $0.2 million related to a refund from the annuity provider associated with an ineligible participant previously included in the terminated SpartanNash Company Pension Plan. These amounts are included in “Other, net” in the condensed consolidated statements of earnings.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 16-week periods ended April 22, 2023 and April 23, 2022 were $4.3 million and $3.8 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 17.6% and 20.2% for the 16 weeks ended April 22, 2023 and April 23, 2022, respectively. The difference from the federal statutory rate in current year quarter was primarily due to benefits associated with federal tax credits, discrete tax benefits due to a change in tax contingencies and discrete tax benefits related to stock compensation, partially offset by state taxes and non-deductible expenses. The difference in the federal statutory rate in the prior year quarter was primarily due to benefits associated with stock compensation and federal tax credits, partially offset by state taxes.

Note 11 – Stock-Based Compensation

Stock-Based Employee Awards

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Restricted stock expense	$4,801	$4,295
Performance share unit expense	346	—
Income tax benefit	(2,166)	(2,590)
Stock-based compensation expense, net of tax	$2,981	$1,705

The following table summarizes activity in the stock incentive plans for the 16 weeks ended April 22, 2023:

		Weighted		Weighted
	Restricted	Average	Performance	Average
	Stock	Grant-Date	Share Unit	Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at December 31, 2022	863,063	$22.05	—	$—
Granted	425,232	27.22	286,564	27.24
Vested	(424,730)	21.10	—	—
Cancelled/Forfeited	(6,685)	25.57	—	—
Outstanding at April 22, 2023	856,880	$25.06	286,564	$27.24

As of April 22, 2023, total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans is $15.0 million and is expected to be recognized over a weighted average period of 2.2 years. As of April 22, 2023, total unrecognized compensation cost related to nonvested performance share unit awards granted under the Company’s stock incentive plans is $7.5 million and is expected to be recognized over a weighted average period of 2.7 years.

Stock Warrant

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrant shares equivalent to 2.5% of the Company’s outstanding and issuable shares, or 1,087,455 shares, vested upon the signing of the commercial agreement and had a grant date fair value of $5.51 per share. Warrant shares equivalent to up to 10.0% of the Company’s outstanding and issuable shares, or 4,349,817 shares, may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The Warrant contains customary anti-dilution, down-round and change-in-control provisions. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Warrant expense	$607	$673
Income tax benefit	(65)	(50)
Warrant expense, net of tax	$542	$623

The following table summarizes stock warrant activity for the 16 weeks ended April 22, 2023:

Warrant
Outstanding and nonvested at December 31, 2022	3,479,849
Vested	(108,746)
Outstanding and nonvested at April 22, 2023	3,371,103

As of April 22, 2023, total unrecognized cost related to nonvested warrant shares was $17.9 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 4.5 years. Warrants representing 2,066,169 shares are vested and exercisable. As of April 22, 2023, nonvested warrant shares had an intrinsic value of $23.6 million, and vested warrant shares had an intrinsic value of $14.5 million.

Note 12 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	16 Weeks Ended
(In thousands, except per share amounts)	April 22, 2023	April 23, 2022
Numerator:
Net earnings	$11,337	$19,289
Adjustment for earnings attributable to participating securities	(102)	(273)
Net earnings used in calculating earnings per share	$11,235	$19,016
Denominator:
Weighted average shares outstanding, including participating securities	34,547	35,566
Adjustment for participating securities	(310)	(504)
Shares used in calculating basic earnings per share	34,237	35,062
Effect of dilutive stock warrant	761	648
Effect of dilutive restricted stock awards	149	168
Shares used in calculating diluted earnings per share	35,147	35,878
Basic earnings per share	$0.33	$0.54
Diluted earnings per share	$0.32	$0.53

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Non-cash investing activities:
Capital expenditures included in accounts payable	$4,294	$3,756
Operating lease asset additions	9,381	1,117
Finance lease asset additions	7,152	10,006
Non-cash financing activities:
Recognition of operating lease liabilities	9,381	1,117
Recognition of finance lease liabilities	7,152	10,006
Other supplemental cash flow information:
Cash paid for interest	11,558	3,059

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
16 Weeks Ended April 22, 2023
Net sales to external customers	$2,085,684	$821,710	$2,907,394
Inter-segment sales	349,294	324	349,618
Acquisition and integration	69	5	74
Restructuring and asset impairment, net	980	3,103	4,083
Depreciation and amortization	15,370	14,375	29,745
Operating earnings (loss)	26,325	(2,012)	24,313
Capital expenditures	24,397	14,467	38,864

16 Weeks Ended April 23, 2022
Net sales to external customers	$1,982,379	$781,279	$2,763,658
Inter-segment sales	339,786	161	339,947
Acquisition and integration, net	—	239	239
Restructuring and asset impairment, net	11	2	13
Depreciation and amortization	14,284	14,189	28,473
Operating earnings	28,122	27	28,149
Capital expenditures	17,265	12,673	29,938

	April 22,	December 31,
(In thousands)	2023	2022
Total Assets
Wholesale	$1,536,923	$1,525,760
Retail	759,267	780,801
Total	$2,296,190	$2,306,561

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company’s Wholesale segment provides a wide variety of nationally branded and private brand grocery products and perishable food products to independent retailers, national accounts, food service distributors, e-commerce providers, and the Company’s corporate owned retail store. The Company’s Wholesale segment also distributes grocery products to 160 military commissaries and over 400 exchanges worldwide. The Company is the exclusive supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017.

As of the end of the first quarter, the Company’s Retail segment operated 145 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company), operated three pharmacy locations not associated with corporate-owned retail locations and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores.

All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and will generally include the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore can be affected by seasons. The Company's revenues may also be impacted by weather patterns.

2023 First Quarter Highlights

Key financial and operational highlights for the first quarter include the following:

•
Net sales of $2.91 billion, an increase of 5.2%, compared to $2.76 billion in the prior year quarter.
•
Retail comparable sales increased 5.4% compared to the prior year quarter.
•
Net earnings of $11.3 million, compared to $19.3 million in the prior year quarter.
•
Adjusted EBITDA of $76.8 million, compared to $76.6 million in the prior year quarter.
•
Returned $18.7 million to shareholders during the current quarter through $10.9 million in share repurchases and $7.8 million in dividends.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives including the supply chain transformation and merchandising transformation, as well as plans to gain market share in both the Retail and Wholesale segments will favorably impact future results. The Company anticipates that additional investments in capital expenditures, and increased borrowings from the Company's senior secured credit facility, will be necessary to support these and other programs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including increasing labor costs, elevated interest rates, and lower inflation-related price gains. The Company is also exposed to other general commodity price changes such as utilities, insurance and fuel costs.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 22, 2023	April 23, 2022	April 22, 2023
Net sales	100.0	100.0	5.2
Gross profit	15.4	16.3	(0.9)
Selling, general and administrative	14.4	15.3	(0.9)
Acquisition and integration	0.0	0.0	(69.0)
Restructuring charges and asset impairment, net	0.1	0.0	**
Operating earnings	0.8	1.0	(13.6)
Other expenses	0.4	0.1	165.8
Earnings before income taxes	0.5	0.9	(43.1)
Income tax expense	0.1	0.2	(50.4)
Net earnings	0.4	0.7	(41.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022	Variance
Wholesale	$2,085,684	$1,982,379	$103,305
Retail	821,710	781,279	40,431
Total net sales	$2,907,394	$2,763,658	$143,736

Net sales for the quarter ended April 22, 2023 (the “first quarter”) increased $143.7 million, or 5.2%, to $2.91 billion from $2.76 billion in the quarter ended April 23, 2022 (the “prior year quarter”). The year-over-year increase reflected sales growth in both the Wholesale and Retail segments, which were favorably impacted by inflation trends.

Wholesale net sales increased $103.3 million, or 5.2% to $2.09 billion in the first quarter from $1.98 billion in the prior year quarter. The growth in net sales was due primarily to the inflationary impact on pricing, as well as an increase in volume within the Military customer channel. The segment experienced overall lower case volumes, which reduced net sales by 2.9%.

Retail net sales increased $40.4 million, or 5.2%, to $821.7 million in the first quarter from $781.3 million in the prior year quarter. Comparable store sales grew 5.4% for the current quarter period, primarily due to the inflationary impact on pricing, partially offset by a 6.0% decline in volume. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit decreased $3.9 million, or 0.9%, to $446.7 million in the first quarter from $450.6 million in the prior year quarter. As a percent of net sales, gross profit was 15.4% compared to 16.3% in the prior year quarter. The gross profit rate decrease was driven by lower inflation-related price change benefits in the Wholesale segment compared to elevated levels in the prior year and reduced Retail pharmacy margins. Additionally, LIFO expense increased $1.0 million, or two basis points compared to the prior year quarter. The gross profit rate decline was partially offset by benefits realized as a result of the merchandising transformation initiative and increased volume and margin rates within the Military customer channel.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the first quarter decreased $4.0 million, or 0.9%, to $418.2 million from $422.2 million in the prior year quarter, representing 14.4% of net sales in the first quarter compared to 15.3% in the prior year quarter. The decrease in selling, general and administrative expenses as a rate of sales was primarily due to a reduction in the supply chain expense rates as a result of efficiencies realized from the Company's supply chain transformation initiative, as well as lower incentive compensation. The decreases in expenses were partially offset by investments in store wage rates and an increase in corporate administrative costs, which included costs related to the merchandising transformation initiative.

Acquisition and Integration – Acquisition and integration expenses for the first quarters ended April 22, 2023, and April 23, 2022 were $0.1 million and $0.2 million, respectively. Current year activity is primarily within the Wholesale segment while the prior year expense is related to activity within the Retail segment.

Restructuring and Asset Impairment, net – First quarter results included net charges of $4.1 million. There was not significant restructuring and asset impairment activity in the prior year. The current quarter charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022	Variance
Wholesale	$26,325	$28,122	$(1,797)
Retail	(2,012)	27	(2,039)
Total operating earnings	$24,313	$28,149	$(3,836)

Operating earnings decreased $3.8 million, or 13.6% to $24.3 million in the first quarter from $28.1 million in the prior year quarter. The decrease in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings decreased $1.8 million, or 6.4%, to $26.3 million in the first quarter from $28.1 million in the prior year quarter. The decrease in operating earnings was due to a lower gross profit rate and increases in corporate administrative costs. The increase in administrative expenses was partially offset by a reduced rate of supply chain expenses as a result of efficiencies realized from the Company's supply chain transformation initiative and lower incentive compensation.

Retail operating earnings decreased $2.04 million, to a loss of $2.01 million in the first quarter from $0.03 million in operating earnings in the prior year quarter. As a rate of sales, the decrease was due to a lower gross profit rate, restructuring and asset impairment charges related to two store closures and continued investment in store wage rates, partially offset by lower incentive compensation and health insurance costs.

Interest Expense – Interest expense increased $7.4 million, or 176.9%, to $11.6 million in the first quarter from $4.2 million in the prior year quarter. The increase was primarily due to higher borrowing rates, which increased interest expense by $7.0 million. Higher interest rates were driven by monetary policy tightening, resulting in a 4.5% increase in the federal funds rate by the end of the first quarter compared to the prior year quarter.

Income Taxes – The effective income tax rates were 17.6% and 20.2% for the first quarter and prior year quarter, respectively. The difference from the federal statutory rate in current year quarter was primarily due to benefits associated with federal tax credits, discrete tax benefits due to a change in tax contingencies and discrete tax benefits related to stock compensation, partially offset by state taxes and non-deductible expenses. The difference in the federal statutory rate in the prior year quarter was primarily due to benefits associated with stock compensation and federal tax credits, partially offset by state taxes.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with GAAP, the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, as well as per diluted share (“adjusted EPS”), net long-term debt, total capital, and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, operating and non-operating costs associated with the postretirement plan amendment and settlement, severance associated with cost reduction initiatives and a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the quarter. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are excluded from adjusted earnings from continuing operations. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other things, LIFO expense, costs related to shareholder activism, organizational realignment and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, and other expenses incurred in relation to shareholder activism activities. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of reduction-in-force.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 16 weeks ended April 22, 2023 and April 23, 2022.

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Operating earnings	$24,313	$28,149
Adjustments:
LIFO expense	11,172	10,187
Acquisition and integration	74	239
Restructuring and asset impairment, net	4,083	13
Organizational realignment, net	—	1,019
Severance associated with cost reduction initiatives	284	246
Legal settlement	900	—
Costs related to shareholder activism	—	3,471
Adjusted operating earnings	$40,826	$43,324
Wholesale:
Operating earnings	$26,325	$28,122
Adjustments:
LIFO expense	8,733	8,275
Acquisition and integration	69	—
Restructuring and asset impairment, net	980	11
Organizational realignment, net	—	637
Severance associated with cost reduction initiatives	264	124
Legal settlement	900	—
Costs related to shareholder activism	—	2,166
Adjusted operating earnings	$37,271	$39,335
Retail:
Operating (loss) earnings	$(2,012)	$27
Adjustments:
LIFO expense	2,439	1,912
Acquisition and integration	5	239
Restructuring and asset impairment, net	3,103	2
Organizational realignment, net	—	382
Severance associated with cost reduction initiatives	20	122
Costs related to shareholder activism	—	1,305
Adjusted operating earnings	$3,555	$3,989

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 16 weeks ended April 22, 2023 and April 23, 2022.

	16 Weeks Ended
	April 22, 2023			April 23, 2022
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$11,337	$0.32		$19,289	$0.53
Adjustments:
LIFO expense	11,172			10,187
Acquisition and integration	74			239
Restructuring and asset impairment, net	4,083			13
Organizational realignment, net	—			1,019
Severance associated with cost reduction initiatives	284			246
Postretirement plan amendment and settlement	(1,018)			—
Pension refund from annuity provider	—			(200)
Legal settlement	900			—
Costs related to shareholder activism	—			3,471
Total adjustments	15,495			14,975
Income tax effect on adjustments (a)	(3,970)			(3,933)
Total adjustments, net of taxes	11,525	0.32	*	11,042	0.30
Adjusted earnings from continuing operations	$22,862	$0.64		$30,331	$0.83
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 22, 2023 and April 23, 2022.

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Net earnings	$11,337	$19,289
Income tax expense	2,426	4,891
Other expenses, net	10,550	3,969
Operating earnings	24,313	28,149
Adjustments:
LIFO expense	11,172	10,187
Depreciation and amortization	29,745	28,473
Acquisition and integration	74	239
Restructuring and asset impairment, net	4,083	13
Cloud computing amortization	1,350	900
Organizational realignment, net	—	1,019
Severance associated with cost reduction initiatives	284	246
Stock-based compensation	5,147	4,441
Stock warrant	607	673
Non-cash rent	(928)	(1,088)
Loss (gain) on disposal of assets	22	(77)
Legal settlement	900	—
Costs related to shareholder activism	—	3,471
Adjusted EBITDA	$76,769	$76,646
Wholesale:
Operating earnings	$26,325	$28,122
Adjustments:
LIFO expense	8,733	8,275
Depreciation and amortization	15,370	14,284
Acquisition and integration, net	69	—
Restructuring and asset impairment, net	980	11
Cloud computing amortization	940	649
Organizational realignment, net	—	637
Severance associated with cost reduction initiatives	264	124
Stock-based compensation	3,383	2,946
Stock warrant	607	673
Non-cash rent	(75)	(103)
Loss (gain) on disposal of assets	10	(86)
Legal settlement	900	—
Costs related to shareholder activism	—	2,166
Adjusted EBITDA	$57,506	$57,698
Retail:
Operating (loss) earnings	$(2,012)	$27
Adjustments:
LIFO expense	2,439	1,912
Depreciation and amortization	14,375	14,189
Acquisition and integration, net	5	239
Restructuring and asset impairment, net	3,103	2
Cloud computing amortization	410	251
Organizational realignment, net	—	382
Severance associated with cost reduction initiatives	20	122
Stock-based compensation	1,764	1,495
Non-cash rent	(853)	(985)
Loss on disposal of assets	12	9
Costs related to shareholder activism	—	1,305
Adjusted EBITDA	$19,263	$18,948

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 22, 2023	April 23, 2022
Cash flow activities
Net cash (used in) provided by operating activities	$(2,708)	$9,970
Net cash used in investing activities	(39,276)	(26,945)
Net cash provided by financing activities	29,863	22,639
Net (decrease) increase in cash and cash equivalents	(12,121)	5,664
Cash and cash equivalents at beginning of the period	29,086	10,666
Cash and cash equivalents at end of the period	$16,965	$16,330

Net cash (used in) provided by operating activities. Net cash provided by operating activities decreased $12.7 million in the current year-to-date period compared to the prior year-to-date period, primarily due to changes in working capital in the current year.

Net cash used in investing activities. Net cash used in investing activities increased $12.3 million in the current year compared to the prior year primarily due to an increase in capital expenditures in the current year in relation to the Company's long-term plan.

Capital expenditures were $38.9 million in the current year and cloud computing application development spend, which is included in operating activities, was $0.9 million, compared to capital expenditures of $29.9 million and cloud computing application development spend of $0.4 million in the prior year. The Wholesale and Retail segments utilized 62.8% and 37.2% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities increased $7.2 million in the current year compared to the prior year, primarily due to increased net borrowings on the senior credit facility in the current year, partially offset by an increase in share repurchases in the current year.

Debt Management

Total debt, including finance lease liabilities, was $570.0 million and $503.6 million as of April 22, 2023 and December 31, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes, purchases of property, plant and equipment and share repurchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.09 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. As of April 22, 2023, the senior secured credit facility had outstanding borrowings of $501.3 million. During the first quarter, the Company increased the borrowing capacity of Tranche A revolving loans by $115.0 million to $1.09 billion from $975.0 million through the addition of two new lenders. This expansion of borrowing capacity aligns with the Company's recent growth and provides flexibility to support the Company's strategic long-term plans, including both organic and inorganic investments.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $475.9 million at April 22, 2023. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $17.7 million were outstanding as of April 22, 2023. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.69-to-1 at April 22, 2023 compared to 1.51-to-1 at December 31, 2022, and its investment in working capital was $434.7 million at April 22, 2023 compared to $361.4 million at December 31, 2022. The net long-term debt to total capital ratio was 0.42-to-1 at April 22, 2023 compared to 0.38-to-1 at December 31, 2022.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 22, 2023 and December 31, 2022.

(In thousands)	April 22, 2023	December 31, 2022
Current portion of long-term debt and finance lease liabilities	$7,614	$6,789
Long-term debt and finance lease liabilities	562,380	496,792
Total debt	569,994	503,581
Cash and cash equivalents	(16,965)	(29,086)
Net long-term debt	$553,029	$474,495

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of April 22, 2023 and December 31, 2022.

(In thousands)	April 22, 2023	December 31, 2022
Net long-term debt	$553,029	$474,495
Total shareholders' equity	759,454	766,068
Total capital	$1,312,483	$1,240,563

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. At April 22, 2023, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended April 22, 2023, the Company declared $7.7 million in dividends. A 2.4% increase in the quarterly dividend rate from $0.21 per share to $0.215 per share was approved by the Board of Directors and announced on March 1, 2023. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

Under the senior revolving credit facility, the Company is generally permitted to pay dividends in any fiscal year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends and repurchase shares in excess of $35.0 million in any fiscal year so long as its Excess Availability, as defined in the senior revolving credit facility, is in excess of 15% of the Total Borrowing Base, as defined in the senior revolving credit facility, before and after giving effect to the repurchases and dividends.

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 22, 2023. These commitments consist primarily of purchase commitments, standby letters of credit of $17.7 million as of April 22, 2023, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, with the exception of the interest rate swap entered into during the first quarter of 2023 described below.

As of April 22, 2023, the Company maintained an interest rate swap agreement with a maturity date of November 17, 2027 with an aggregate notional amount totaling $150 million. An interest rate swap is an agreement that effectively converts a portion of the variable interest payable on $150 million of the Company's outstanding debt to a fixed rate. The fixed interest rate for the interest rate swap is 3.646%. The variable rate leg of the interest rate swap is the one-month Secured Overnight Financing Rate (SOFR). As of April 22, 2023, the fair value of the interest rate swap was recorded in "Prepaid expenses and other current assets" and "Other long-term liabilities" for $1.8 million and $2.8 million, respectively, and "Accumulated other comprehensive loss" for $0.9 million, net of tax.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of April 22, 2023 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the first quarter of 2023 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Part II, Item 1 is incorporated by reference to the information set forth under the caption “Commitments and Contingencies” in Note 8 in the notes to condensed consolidated financial statements included in this report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2022 10-K) for the year ended December 31, 2022 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2022 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements which appear at the beginning of this report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires of February 22, 2027. There were $10.9 million of common stock share repurchases made under this program during the first quarter of 2023. At April 22, 2023, $33.1 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
January 1 - January 28, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	14,736	$30.73	14,736	$43,541
January 29 - February 25, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$43,541
February 26 - March 25, 2023
Employee Transactions	144,691	$27.07	N/A	N/A
Repurchase Program	216,627	$25.19	216,627	$38,084
March 26 - April 22, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	203,854	$24.52	203,854	$33,084
Total for quarter ended April 22, 2023
Employee Transactions	144,691	$27.07	N/A	N/A
Repurchase Program	435,217	$25.07	435,217	$33,084

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

10.1*	Form of SPTN Restricted Stock Award Plan Document (Attorneys).

10.2*	Form of SPTN Long-Term Incentive Plan Document.

10.3*	Form of SPTN Annual Cash Incentive Plan Document.

10.4	Interest Rate Swap Agreement.

10.5	Lender Joinder Agreement - Associated and CoBank, dated April 17, 2023.

10.6	Lender Joinder and Assignment Agreement - Bank of America and TD Bank, dated April 3, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2023, has been formatted in Inline XBRL.

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: June 1, 2023	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 1, 2023	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)