Form 10-Q
period 2023-07-15
SpartanNash Co
filed 2023-08-17
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2023.

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

As of August 15, 2023, the registrant had 34,616,396 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 15,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,910	$29,086
Accounts and notes receivable, net	426,186	404,016
Inventories, net	576,859	571,065
Prepaid expenses and other current assets	65,402	62,244
Total current assets	1,085,357	1,066,411

Property and equipment, net	609,236	610,220
Goodwill	182,160	182,160
Intangible assets, net	103,795	106,341
Operating lease assets	254,146	257,047
Other assets, net	92,217	84,382

Total assets	$2,326,911	$2,306,561

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$500,044	$487,215
Accrued payroll and benefits	61,344	103,048
Other accrued expenses	58,306	62,465
Current portion of operating lease liabilities	43,194	45,453
Current portion of long-term debt and finance lease liabilities	7,644	6,789
Total current liabilities	670,532	704,970

Long-term liabilities
Deferred income taxes	78,472	66,293
Operating lease liabilities	235,424	239,062
Other long-term liabilities	28,229	33,376
Long-term debt and finance lease liabilities	545,857	496,792
Total long-term liabilities	887,982	835,523

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 34,618 and 35,079 shares outstanding	454,844	468,061
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	2,923	2,979
Retained earnings	310,630	295,028
Total shareholders’ equity	768,397	766,068

Total liabilities and shareholders’ equity	$2,326,911	$2,306,561

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net sales	$2,312,394	$2,273,890	$5,219,788	$5,037,548
Cost of sales	1,960,012	1,919,647	4,420,740	4,232,722
Gross profit	352,382	354,243	799,048	804,826

Operating expenses
Selling, general and administrative	318,795	338,867	736,991	761,049
Acquisition and integration	55	436	129	675
Restructuring and asset impairment, net	(2,254)	2,611	1,829	2,624
Total operating expenses	316,596	341,914	738,949	764,348

Operating earnings	35,786	12,329	60,099	40,478

Other expenses and (income)
Interest expense, net	9,349	4,528	20,938	8,713
Other, net	(685)	600	(1,724)	384
Total other expenses, net	8,664	5,128	19,214	9,097

Earnings before income taxes	27,122	7,201	40,885	31,381
Income tax expense	7,654	2,086	10,080	6,977
Net earnings	$19,468	$5,115	$30,805	$24,404

Net earnings per basic common share	$0.57	$0.14	$0.90	$0.69

Net earnings per diluted common share	$0.56	$0.14	$0.88	$0.67

Weighted average shares outstanding:
Basic	34,125	35,564	34,366	35,565
Diluted	34,641	36,528	35,116	36,470

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net earnings	$19,468	$5,115	$30,805	$24,404

Other comprehensive income (loss), before tax
Change in interest rate swap	2,281	—	1,145	—
Postretirement liability adjustment	(326)	7,258	(1,237)	7,288
Total other comprehensive income (loss), before tax	1,955	7,258	(92)	7,288

Income tax (expense) benefit related to items of other comprehensive income (loss)	(454)	(1,780)	36	(1,787)

Total other comprehensive income (loss), after tax	1,501	5,478	(56)	5,501
Comprehensive income	$20,969	$10,593	$30,749	$29,905

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	11,337	11,337
Other comprehensive loss	—	—	(1,557)	—	(1,557)
Dividends - $0.215 per share	—	—	—	(7,679)	(7,679)
Share repurchases	(435)	(10,910)	—	—	(10,910)
Stock-based compensation	—	5,147	—	—	5,147
Stock warrant	—	607	—	—	607
Issuances of common stock for associate stock purchase plan	17	358	—	—	358
Issuances of restricted stock	425	—	—	—	—
Cancellations of stock-based awards	(151)	(3,917)	—	—	(3,917)
Balance at April 22, 2023	34,935	$459,346	$1,422	$298,686	$759,454
Net earnings	—	—	—	19,468	19,468
Other comprehensive income	—	—	1,501	—	1,501
Dividends - $0.215 per share	—	—	—	(7,524)	(7,524)
Share repurchases	(330)	(7,617)	—	—	(7,617)
Stock-based compensation	—	2,465	—	—	2,465
Stock warrant	—	353	—	—	353
Issuances of common stock for associate stock purchase plan and other stock-based awards	18	328	—	—	328
Issuances of restricted stock	10	—	—	—	—
Cancellations of stock-based awards	(15)	(31)	—	—	(31)
Balance at July 15, 2023	34,618	$454,844	$2,923	$310,630	$768,397

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304
Net earnings	—	—	—	5,115	5,115
Other comprehensive income	—	—	5,478	—	5,478
Dividends - $0.21 per share	—	—	—	(7,561)	(7,561)
Share repurchases	(215)	(6,573)	—	—	(6,573)
Stock-based compensation	—	1,397	—	—	1,397
Stock warrant	—	481	—	—	481
Issuance of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	14	—	—	—	—
Cancellations of stock-based awards	(30)	(23)	—	—	(23)
Balance at July 16, 2022	35,913	$489,957	$4,046	$299,719	$793,722

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 15, 2023	July 16, 2022
Cash flows from operating activities
Net earnings	$30,805	$24,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	1,735	2,570
Depreciation and amortization	52,203	50,441
Non-cash rent	(2,044)	(2,462)
LIFO expense	15,839	28,032
Postretirement benefits (income) expense	(1,149)	392
Deferred income taxes	12,214	9,071
Stock-based compensation expense	7,612	5,692
Stock warrant	960	1,154
Loss (gain) on disposals of assets	46	(131)
Other operating activities	879	1,051
Changes in operating assets and liabilities:
Accounts receivable	(20,163)	(49,528)
Inventories	(25,313)	(93,919)
Prepaid expenses and other assets	2,068	(128)
Accounts payable	32,252	67,874
Accrued payroll and benefits	(46,469)	(369)
Current income taxes	(7,645)	(7,501)
Other accrued expenses and other liabilities	(4,174)	(8,124)
Net cash provided by operating activities	49,656	28,519
Cash flows from investing activities
Purchases of property and equipment	(60,824)	(46,431)
Net proceeds from the sale of assets	3,996	4,422
Acquisitions, net of cash acquired	(780)	(9,408)
Payments from customers on loans	740	849
Other investing activities	(189)	(139)
Net cash used in investing activities	(57,057)	(50,707)
Cash flows from financing activities
Proceeds from senior secured credit facility	781,075	720,800
Payments on senior secured credit facility	(743,132)	(658,197)
Repayment of other long-term debt and finance lease liabilities	(4,366)	(3,771)
Share repurchases	(18,527)	(6,573)
Net payments related to stock-based award activities	(3,948)	(4,311)
Dividends paid	(15,117)	(15,165)
Other financing activities	(760)	(44)
Net cash (used in) provided by financing activities	(4,775)	32,739

Net (decrease) increase in cash and cash equivalents	(12,176)	10,551
Cash and cash equivalents at beginning of period	29,086	10,666
Cash and cash equivalents at end of period	$16,910	$21,217
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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 15, 2023, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2023 and 2022 include the results of operations of the Company for the 12- and 28-week periods ended July 15, 2023 and July 16, 2022, respectively.

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

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of July 15, 2023 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 15, 2023			28 Weeks Ended July 15, 2023
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$603,441	$260,838	$864,279	$1,431,142	$575,652	$2,006,794
Fresh (b)	508,004	257,915	765,919	1,162,262	568,627	1,730,889
Non-food (c)	499,440	119,245	618,685	1,070,407	266,844	1,337,251
Fuel	—	40,787	40,787	—	89,053	89,053
Other	22,479	245	22,724	55,237	564	55,801
Total	$1,633,364	$679,030	$2,312,394	$3,719,048	$1,500,740	$5,219,788
Type of customers:
Individuals	$—	$678,785	$678,785	$—	$1,500,177	$1,500,177
Independent retailers (d)	563,412	—	563,412	1,266,218	—	1,266,218
National accounts	554,451	—	554,451	1,236,436	—	1,236,436
Military (e)	504,736	—	504,736	1,190,431	—	1,190,431
Other	10,765	245	11,010	25,963	563	26,526
Total	$1,633,364	$679,030	$2,312,394	$3,719,048	$1,500,740	$5,219,788

	12 Weeks Ended July 16, 2022			28 Weeks Ended July 16, 2022
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$599,945	$252,016	$851,961	$1,367,598	$547,072	$1,914,670
Fresh (b)	511,366	258,288	769,654	1,139,420	558,167	1,697,587
Non-food (c)	462,168	104,510	566,678	1,015,307	235,941	1,251,248
Fuel	—	57,356	57,356	—	111,947	111,947
Other	28,006	235	28,241	61,539	557	62,096
Total	$1,601,485	$672,405	$2,273,890	$3,583,864	$1,453,684	$5,037,548
Type of customers:
Individuals	$—	$672,179	$672,179	$—	$1,453,138	$1,453,138
Independent retailers (d)	554,504	—	554,504	1,233,493	—	1,233,493
National accounts	552,437	—	552,437	1,232,725	—	1,232,725
Military (e)	480,716	—	480,716	1,088,510	—	1,088,510
Other	13,828	226	14,054	29,136	546	29,682
Total	$1,601,485	$672,405	$2,273,890	$3,583,864	$1,453,684	$5,037,548

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,214)	439	(775)
Write-offs charged against the allowance	(408)	—	(408)
Balance at July 15, 2023	4,476	1,387	5,863

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	307	—	307
Write-offs charged against the allowance	(545)	—	(545)
Balance at July 16, 2022	4,176	731	4,907

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million and the value within the Retail reporting unit was $1.1 million as of both July 15, 2023 and December 31, 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.8 million as of both July 15, 2023 and December 31, 2022.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 15, 2023. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 31, 2022	$3,977	$—	$3,977
Provision for severance	—	20	20
Changes in estimates	54	—	54
Accretion expense	60	—	60
Payments	(699)	(20)	(719)
Balance at July 15, 2023	$3,392	$—	$3,392

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 16,	July 15,	July 16,
(In thousands)	2023	2022	2023	2022
Asset impairment charges (a)	$—	$3,480	$3,745	$3,480
Gain on sales of assets related to closed facilities (b)	(2,529)	(615)	(2,590)	(615)
Provision for severance	20	—	20	9
Other costs (income) associated with site closures (c)	286	(106)	600	(75)
Lease termination adjustments (d)	—	(102)	—	(102)
Changes in estimates (e)	(31)	(46)	54	(73)
Total	$(2,254)	$2,611	$1,829	$2,624

(a) Asset impairment charges in the current year relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment. In the prior year, asset impairment charges related to restructuring of the Retail segment's e-commerce delivery model.

(b) Gains on sale of assets in the current year primarily relate to the sale of a store within the Retail segment. Gains on sales of assets in the prior year relates to the sales of real property of previously closed locations within the Retail segment.

(c) Other costs in the current year primarily relate to Retail store closings. In the prior year, activity primarily relates to restructuring activity within the Wholesale segment and Retail store closings.

(d) Lease termination adjustments in the prior year relate to the gain recognized upon termination of a lease agreement.

(e) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. In the prior year, long-lived assets with a book value of $4.1 million were measured at a fair value of $0.6 million, resulting in impairment charges of $3.5 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At July 15, 2023 and December 31, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	July 15,	December 31,
(In thousands)	2023	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$7,644	$6,789
Long-term debt and finance lease liabilities	550,518	501,419
Total book value of debt instruments	558,162	508,208
Fair value of debt instruments, excluding debt financing costs	557,410	507,668
Deficit of fair value over book value	$(752)	$(540)

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

Note 7 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap is designated as a cash flow hedge as of both the effective date, March 17, 2023, and as of July 15, 2023. The interest rate swap is reflected at its fair value in the condensed consolidated balance sheets. Refer to Note 6 for further information on the fair value of interest rate swap.

Details of the pay-fixed, receive-floating interest rate swap contract as of July 15, 2023 are as follows:

Effective Date	Maturity Date	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 17, 2023	November 17, 2027	$150	3.646%	One-Month CME Term SOFR	Monthly

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. To assess for continued hedge effectiveness, the Company performs a retrospective and prospective qualitative assessment each quarter. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the condensed consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the condensed consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of July 15, 2023 is as follows:

		Derivative Fair Value
		July 15,
(In thousands)	Condensed Consolidated Balance Sheet Location	2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$2,309
Interest rate swap	Other long-term liabilities	883
Interest rate swap	Accumulated other comprehensive income	876

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	12 Weeks Ended	28 Weeks Ended
	July 15,	July 15,
	2023	2023
(In thousands)	Interest expense, net	Interest expense, net
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$9,349	$20,938
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	494	669

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

Based on the most recent information available to the Company, management believes the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Except with respect to the approved SFA, management is not aware of any significant change in funding levels in the Plan since December 31, 2022. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situations, we are unable to determine with certainty the current amount of the Plan’s funding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Associate Retirement Plans

During the 12- and 28-week periods ended July 15, 2023, the Company recognized net periodic postretirement benefit income of $0.6 million and costs of $1.5 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan"). During the 12- and 28- week periods ended July 16, 2022 the Company recognized net periodic postretirement benefit expense of $0.7 million and $0.9 million, respectively, related to the Retiree Medical Plan.

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 12- and 28- week periods ended July 15, 2023, the Company recognized $0.8 million and $1.8 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

On July 1, 2023 and July 1, 2022, the Company made lump sum payments to retired participants totaling $1.3 million and $2.0 million, respectively. The payments constituted partial settlements of the Plan, which resulted in the recognition within net periodic postretirement expense of $0.3 million and $0.7 million on July 1, 2023 and July 1, 2022, respectively, related to the net actuarial loss within AOCI. The remaining payment, which relates to active participants, is expected to be made on or about July 1, 2024.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12- week periods ended July 15, 2023 and July 16, 2022 were $3.3 million and $3.1 million, respectively. The Company's contributions during the 28-week periods ended July 15, 2023 and July 16, 2022 were $7.6 million and $6.9 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 28.2% and 29.0% for the 12 weeks ended July 15, 2023 and July 16, 2022, respectively. The effective income tax rate was 24.7% and 22.2% for the 28 weeks ended July 15, 2023 and July 16, 2022, respectively.

The difference from the federal statutory rate in the current year and prior year quarters was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The difference from the federal statutory rate in the current year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete tax benefits due to a change in contingencies and discrete tax benefits related to stock compensation. The difference in the federal statutory rate in the prior year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits and discrete tax benefits related to stock compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Restricted stock expense	$1,896	$1,397	$6,697	$5,692
Performance share unit expense	569	—	915	—
Income tax benefit	(742)	(458)	(2,909)	(3,048)
Stock-based compensation expense, net of tax	$1,723	$939	$4,703	$2,644

The following table summarizes activity in the stock incentive plans for the 28 weeks ended July 15, 2023:

		Weighted		Weighted
	Restricted	Average	Performance	Average
	Stock	Grant-Date	Share Unit	Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at December 31, 2022	863,063	$22.05	—	$—
Granted	434,625	27.12	294,848	27.11
Vested	(429,102)	21.16	—	—
Cancelled/Forfeited	(20,165)	26.52	—	—
Outstanding at July 15, 2023	848,421	$25.00	294,848	$27.11

As of July 15, 2023, total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans is $13.1 million and is expected to be recognized over a weighted average period of 2.0 years. As of July 15, 2023, total unrecognized compensation cost related to nonvested performance share unit awards granted under the Company’s stock incentive plans is $7.1 million and is expected to be recognized over a weighted average period of 2.5 years.

Stock Warrant

On October 7, 2020, in connection with its entry into a commercial agreement with Amazon.com, Inc. (“Amazon”), the Company issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Warrant shares totaling 1,087,455 shares vested upon the signing of the commercial agreement and had a grant date fair value of $5.51 per share. Warrant shares totaling up to 4,349,817 shares may vest in connection with conditions defined by the terms of the Warrant, as Amazon makes payments to the Company in connection with the commercial supply agreement, in increments of $200 million, and had a grant date fair value of $5.33 per share. Upon vesting, shares may be acquired at an exercise price of $17.7257. The Warrant contains customary anti-dilution, down-round and change-in-control provisions. The right to purchase shares in connection with the Warrant expires on October 7, 2027.

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Warrant expense	$353	$481	$960	$1,154
Income tax benefit	(31)	(42)	(95)	(126)
Warrant expense, net of tax	$322	$439	$865	$1,028

The following table summarizes stock warrant activity for the 28 weeks ended July 15, 2023:

Warrant
Outstanding and nonvested at December 31, 2022	3,479,849
Vested	(108,746)
Outstanding and nonvested at July 15, 2023	3,371,103

As of July 15, 2023, total unrecognized cost related to nonvested warrant shares was $17.6 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 4.2 years. Warrants representing 2,066,169 shares are vested and exercisable. As of July 15, 2023, nonvested warrant shares had an intrinsic value of $12.5 million, and vested warrant shares had an intrinsic value of $7.7 million.

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

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Numerator:
Net earnings	$19,468	$5,115	$30,805	$24,404
Adjustment for earnings attributable to participating securities	(140)	(54)	(254)	(307)
Net earnings used in calculating earnings per share	$19,328	$5,061	$30,551	$24,097
Denominator:
Weighted average shares outstanding, including participating securities	34,125	35,564	34,366	35,565
Adjustment for participating securities	(246)	(373)	(283)	(448)
Shares used in calculating basic earnings per share	33,879	35,191	34,083	35,117
Effect of dilutive stock warrant	468	789	650	735
Effect of dilutive restricted stock awards	48	175	100	170
Shares used in calculating diluted earnings per share	34,395	36,155	34,833	36,022
Basic earnings per share	$0.57	$0.14	$0.90	$0.69
Diluted earnings per share	$0.56	$0.14	$0.88	$0.67

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022
Non-cash investing activities:
Capital expenditures included in accounts payable	$6,192	$3,574
Operating lease asset additions	27,214	9,353
Finance lease asset additions	10,000	15,386
Non-cash financing activities:
Recognition of operating lease liabilities	27,214	9,353
Recognition of finance lease liabilities	10,000	15,386
Other supplemental cash flow information:
Cash paid for interest	21,172	7,148

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
12 Weeks Ended July 15, 2023
Net sales to external customers	$1,633,364	$679,030	$2,312,394
Inter-segment sales	278,886	328	279,214
Acquisition and integration	55	—	55
Restructuring and asset impairment, net	1	(2,255)	(2,254)
Depreciation and amortization	11,644	10,814	22,458
Operating earnings	21,542	14,244	35,786
Capital expenditures	13,828	8,132	21,960

12 Weeks Ended July 16, 2022
Net sales to external customers	$1,601,485	$672,405	$2,273,890
Inter-segment sales	279,232	240	279,472
Acquisition and integration	—	436	436
Restructuring and asset impairment, net	(139)	2,750	2,611
Depreciation and amortization	11,228	10,740	21,968
Operating earnings (loss)	12,697	(368)	12,329
Capital expenditures	7,960	8,533	16,493

28 Weeks Ended July 15, 2023
Net sales to external customers	$3,719,048	$1,500,740	$5,219,788
Inter-segment sales	628,180	652	628,832
Acquisition and integration	124	5	129
Restructuring and asset impairment, net	981	848	1,829
Depreciation and amortization	27,014	25,189	52,203
Operating earnings	47,867	12,232	60,099
Capital expenditures	38,225	22,599	60,824

28 Weeks Ended July 16, 2022
Net sales to external customers	$3,583,864	$1,453,684	$5,037,548
Inter-segment sales	623,252	401	623,653
Acquisitions and integration	—	675	675
Restructuring and asset impairment, net	(128)	2,752	2,624
Depreciation and amortization	25,512	24,929	50,441
Operating earnings (loss)	40,819	(341)	40,478
Capital expenditures	25,225	21,206	46,431

(In thousands)	July 15, 2023	December 31, 2022
Total Assets
Wholesale	$1,567,385	$1,525,760
Retail	759,526	780,801
Total	$2,326,911	$2,306,561

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

As of the end of the second quarter, the Company’s Retail segment operated 144 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company), operated three pharmacy locations not associated with corporate-owned retail locations and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores.

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

2023 Second Quarter Highlights

Key financial and operational highlights for the second quarter include the following:

•
Net sales of $2.31 billion, an increase of 1.7%, compared to $2.27 billion in the prior year quarter.
•
Retail comparable store sales increased 3.9% compared to the prior year quarter.
•
Net earnings of $19.5 million, compared to $5.1 million in the prior year quarter.
•
Adjusted EBITDA of $66.1 million, compared to $61.8 million in the prior year quarter.
•
Cash generated from operating activities was $49.7 million during the first half of fiscal 2023 compared to $28.5 million in the first half of the prior year.
•
Returned $33.6 million to shareholders during the first half of fiscal 2023 through share repurchases and dividends.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives tied to its long-term plan including the supply chain transformation, merchandising transformation, and refreshed go-to-market strategy will favorably impact future results. The Company anticipates that additional investments in capital expenditures, and increased borrowings from the Company's senior secured credit facility, will be necessary to support these and other programs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including economic uncertainty associated with inflation, labor costs, and interest rates. The Company continues to be exposed to inflationary impacts to other general areas including utilities, insurance and fuel costs.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022	July 15, 2023	July 15, 2023
Net sales	100.0	100.0	100.0	100.0	1.7	3.6
Gross profit	15.2	15.6	15.3	16.0	(0.5)	(0.7)
Selling, general and administrative	13.8	14.9	14.1	15.1	(5.9)	(3.2)
Acquisition and integration	0.0	0.0	0.0	0.0	(87.4)	(80.9)
Restructuring charges and asset impairment, net	(0.1)	0.1	0.0	0.1	**	(30.3)
Operating earnings	1.5	0.5	1.2	0.8	190.3	48.5
Other expenses	0.4	0.2	0.4	0.2	69.0	111.2
Earnings before income taxes	1.2	0.3	0.8	0.6	276.6	30.3
Income tax expense	0.3	0.1	0.2	0.1	266.9	44.5
Net earnings	0.8	0.2	0.6	0.5	280.6	26.2

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	Variance	July 15, 2023	July 16, 2022	Variance
Wholesale	$1,633,364	$1,601,485	$31,879	$3,719,048	$3,583,864	$135,184
Retail	679,030	672,405	6,625	1,500,740	1,453,684	47,056
Total net sales	$2,312,394	$2,273,890	$38,504	$5,219,788	$5,037,548	$182,240

Net sales for the quarter ended July 15, 2023 (the “second quarter”) increased $38.5 million, or 1.7%, to $2.31 billion from $2.27 billion in the quarter ended July 16, 2022 (the “prior year quarter”). Net sales for the year-to-date period ended July 15, 2023 (the "year-to-date period") increased $182.2 million, or 3.6%, to $5.22 billion from $5.04 billion in the year-to-date period ended July 16, 2022 (the "prior year-to-date-period"). The increases reflected sales growth in both the Wholesale and Retail segments, which were favorably impacted by inflation trends and partially offset by lower volumes.

Wholesale net sales increased $31.9 million, or 2.0% to $1.63 billion in the second quarter from $1.60 billion in the prior year quarter. Wholesale net sales for the year-to-date period increased $135.2 million, or 3.8%, to $3.72 billion from $3.58 billion in the prior year-to-date period. The increases were primarily due to the inflationary impact on pricing in the current quarter and current year-to-date periods. Overall case volumes for the segment were down in the current quarter and current year-to-date period compared to the prior year by 4.6% and 3.6%, respectively, which were led by marketplace demand changes from a certain national account.

Retail net sales increased $6.6 million, or 1.0%, to $679.0 million in the second quarter from $672.4 million in the prior year quarter. Net sales for the year-to-date period increased $47.1 million, or 3.2%, to $1.50 billion from $1.45 billion in the prior year-to-date period. Comparable store sales grew 3.9% and 4.7% for the current quarter and current year-to-date periods, respectively. The comparable store sales growth was due primarily to the inflationary impact on pricing, which included an offsetting 5.1% and 5.6% decline in volumes in the current quarter and current year-to-date periods, respectively. Additionally, lower fuel prices reduced reported net sales by 2.0% and 1.1% in the current quarter and current year-to-date periods, respectively. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit decreased $1.9 million, or 0.5%, to $352.4 million in the second quarter from $354.2 million in the prior year quarter. As a percent of net sales, gross profit was 15.2% compared to 15.6% in the prior year quarter. Gross profit for the year-to-date period decreased $5.8 million, or 0.7% from $804.8 million in the prior year-to-date period to $799.0 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.3% compared to 16.0% in the prior year-to-date period. The gross profit declines were driven by lower volumes while the gross profit rate decreases were driven by lower inflation-related price change benefits in the Wholesale segment compared to elevated levels in the prior year. The gross profit declines were partially offset by benefits realized from the merchandising transformation initiative and higher overall margin rates in the Retail segment. Last-in-first-out ("LIFO") expense decreased $13.2 million, or 58 basis points, compared to the prior year quarter and decreased $12.2 million, or 25 basis points, compared to the prior year-to-date period.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the second quarter decreased $20.1 million, or 5.9%, to $318.8 million from $338.9 million in the prior year quarter, representing 13.8% of net sales in the second quarter compared to 14.9% in the prior year quarter. SG&A expense for the year-to-date period decreased $24.1 million, or 3.2% to $737.0 million, from $761.0 in the prior year-to-date period, representing 14.1% in the current year-to-date period compared to 15.1% as a percentage of net sales in the prior year-to-date period. The decreases in selling, general and administrative expenses as a rate of sales were due primarily to a decline in incentive compensation expense compared to the prior year and a reduction in the supply chain expense rates as a result of efficiencies realized from the Company's supply chain transformation initiative.

Acquisition and Integration – Acquisition and integration expenses for the second quarters ended July 15, 2023, and July 16, 2022 were $0.1 million and $0.4 million, respectively. The year-to-date period and prior year-to-date period included charges of $0.1 million and $0.7 million, respectively. Current year activity is primarily within the Wholesale segment while the prior year expense is primarily related to an acquisition within the Retail segment.

Restructuring and Asset Impairment, net – Second quarter and prior year quarter results included a net gain of $2.3 million and net charges of $2.6 million, respectively. The year-to-date period and prior year-to-date period included charges of $1.8 million and $2.6 million, respectively. The current quarter gain primarily relates to the sale of a store location within the Retail segment, partially offset by other costs related to Retail store closings. The year-to-date charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment, partially offset by the sale of a store within the Retail segment. The prior year quarter and prior year-to-date amounts primarily consist of asset impairment charges related to the restructuring of the Retail segment's ecommerce delivery model, partially offset by a gain on sales of assets related to the sale of real property of previously closed locations in the Retail segment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	Variance	July 15, 2023	July 16, 2022	Variance
Wholesale	$21,542	$12,697	$8,845	$47,867	$40,819	$7,048
Retail	14,244	(368)	14,612	12,232	(341)	12,573
Total operating earnings	$35,786	$12,329	$23,457	$60,099	$40,478	$19,621

Operating earnings increased $23.5 million, or 190.3% to $35.8 million in the second quarter from $12.3 million in the prior year quarter. Operating earnings for the year-to-date period increased $19.6 million, or 48.5%, to $60.1 million from $40.5 million in the prior year-to-date period. The increases in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $8.8 million, or 69.7%, to $21.5 million in the second quarter from $12.7 million in the prior year quarter. Operating earnings for the year-to-date period increased $7.0 million, or 17.3%, to $47.9 million from $40.8 million in the prior year-to-date period. The increases in operating earnings were due to improved leverage of operating expenses, including lower incentive compensation as well as efficiencies realized from the Company's supply chain transformation initiative, partially offset by lower gross profit from cycling prior year's inflation-related price change benefits and reduced volumes in the current year.

Retail operating earnings increased $14.6 million, to $14.2 million in the second quarter from a $0.4 million operating loss in the prior year quarter. Operating earnings for the year-to-date period increased $12.6 million, to $12.2 million from a $0.3 million operating loss in the prior year-to-date period. The increases in operating earnings were due to lower incentive compensation, a higher gross profit rate, and reduced asset impairment and restructuring charges, partially offset by reduced volume, continued investment in store wage rates, and reduced pharmacy margins.

Interest Expense – Interest expense increased $4.8 million, or 106.5%, to $9.3 million in the second quarter from $4.5 million in the prior year quarter. Interest expense for the year-to-date period increased $12.2 million, or 140.3%, to $20.9 million from $8.7 million in the prior year-to-date period. The increases during the current quarter and current year-to-date period were driven by federal monetary policy tightening, resulting in a 350 basis point increase in the federal funds rate by the end of the second quarter compared to the end of the prior year quarter, and accounted for $3.9 million and $10.0 million of the increase in interest expense, respectively.

Income Taxes – The effective income tax rates were 28.2% and 29.0% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 24.7% and 22.2%, respectively. The difference from the federal statutory rate in current year and prior year quarters were primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The difference from the federal statutory rate in current year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete tax benefits due to a change in contingencies and discrete tax benefits related to stock compensation. The difference in the federal statutory rate in the prior year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits and discrete tax benefits related to stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the year and operating and non-operating costs associated with the postretirement plan amendment and settlement. Current year organizational realignment includes consulting costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are excluded from adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other things, LIFO expense, costs related to shareholder activism, organizational realignment, operating and non-operating costs associated with the postretirement plan amendment and settlement, and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, and other expenses incurred in relation to shareholder activism activities. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of reduction-in-force.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 28 weeks ended July 15, 2023 and July 16, 2022.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Operating earnings	$35,786	$12,329	$60,099	$40,478
Adjustments:
LIFO expense	4,667	17,845	15,839	28,032
Acquisition and integration	55	436	129	675
Restructuring and asset impairment, net	(2,254)	2,611	1,829	2,624
Organizational realignment, net	2,029	252	2,029	1,271
Severance associated with cost reduction initiatives	(12)	495	272	741
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	94	133	94	133
Costs related to shareholder activism	—	3,864	—	7,335
Adjusted operating earnings	$40,365	$37,965	$81,191	$81,289
Wholesale:
Operating earnings	$21,542	$12,697	$47,867	$40,819
Adjustments:
LIFO expense	3,590	13,904	12,323	22,179
Acquisition and integration	55	—	124	—
Restructuring and asset impairment, net	1	(139)	981	(128)
Organizational realignment, net	1,266	156	1,266	793
Severance associated with cost reduction initiatives	(7)	495	257	619
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	59	83	59	83
Costs related to shareholder activism	—	2,411	—	4,577
Adjusted operating earnings	$26,506	$29,607	$63,777	$68,942
Retail:
Operating earnings (loss)	$14,244	$(368)	$12,232	$(341)
Adjustments:
LIFO expense	1,077	3,941	3,516	5,853
Acquisition and integration	—	436	5	675
Restructuring and asset impairment, net	(2,255)	2,750	848	2,752
Organizational realignment, net	763	96	763	478
Severance associated with cost reduction initiatives	(5)	—	15	122
Postretirement plan amendment and settlement	35	50	35	50
Costs related to shareholder activism	—	1,453	—	2,758
Adjusted operating earnings	$13,859	$8,358	$17,414	$12,347

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 weeks ended July 15, 2023 and July 16, 2022.

	12 Weeks Ended
	July 15, 2023			July 16, 2022
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$19,468	$0.56		$5,115	$0.14
Adjustments:
LIFO expense	4,667			17,845
Acquisition and integration	55			436
Restructuring and asset impairment, net	(2,254)			2,611
Organizational realignment, net	2,029			252
Severance associated with cost reduction initiatives	(12)			495
Postretirement plan amendment and settlement	(631)			745
Costs related to shareholder activism	—			3,864
Total adjustments	3,854			26,248
Income tax effect on adjustments (a)	(955)			(7,211)
Total adjustments, net of taxes	2,899	0.09	*	19,037	0.52
Adjusted earnings from continuing operations	$22,367	$0.65		$24,152	$0.66
* Includes rounding
	28 Weeks Ended
	July 15, 2023			July 16, 2022
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$30,805	$0.88		$24,404	$0.67
Adjustments:
LIFO expense	15,839			28,032
Acquisition and integration	129			675
Restructuring and asset impairment, net	1,829			2,624
Organizational realignment, net	2,029			1,271
Severance associated with cost reduction initiatives	272			741
Pension refund from annuity provider	—			(200)
Postretirement plan amendment and settlement	(1,649)			745
Legal settlement	900			—
Costs related to shareholder activism	—			7,335
Total adjustments	19,349			41,223
Income tax effect on adjustments (a)	(4,925)			(11,145)
Total adjustments, net of taxes	14,424	0.41		30,078	0.82
Adjusted earnings from continuing operations	$45,229	$1.29		$54,482	$1.49

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 15, 2023 and July 16, 2022.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net earnings	$19,468	$5,115	$30,805	$24,404
Income tax expense	7,654	2,086	10,080	6,977
Other expenses, net	8,664	5,128	19,214	9,097
Operating earnings	35,786	12,329	60,099	40,478
Adjustments:
LIFO expense	4,667	17,845	15,839	28,032
Depreciation and amortization	22,458	21,968	52,203	50,441
Acquisition and integration	55	436	129	675
Restructuring and asset impairment, net	(2,254)	2,611	1,829	2,624
Cloud computing amortization	1,076	869	2,426	1,769
Organizational realignment, net	2,029	252	2,029	1,271
Severance associated with cost reduction initiatives	(12)	495	272	741
Stock-based compensation	2,465	1,397	7,612	5,838
Stock warrant	353	481	960	1,154
Non-cash rent	(635)	(839)	(1,563)	(1,927)
Loss (gain) on disposal of assets	24	(54)	46	(131)
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	94	133	94	133
Costs related to shareholder activism	—	3,864	—	7,335
Adjusted EBITDA	$66,106	$61,787	$142,875	$138,433
Wholesale:
Operating earnings	$21,542	$12,697	$47,867	$40,819
Adjustments:
LIFO expense	3,590	13,904	12,323	22,179
Depreciation and amortization	11,644	11,228	27,014	25,512
Acquisition and integration	55	—	124	—
Restructuring and asset impairment, net	1	(139)	981	(128)
Cloud computing amortization	725	579	1,665	1,228
Organizational realignment, net	1,266	156	1,266	793
Severance associated with cost reduction initiatives	(7)	495	257	619
Stock-based compensation	1,611	903	4,994	3,849
Stock warrant	353	481	960	1,154
Non-cash rent	(63)	(93)	(138)	(196)
Gain on disposal of assets	(45)	(72)	(35)	(158)
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	59	83	59	83
Costs related to shareholder activism	—	2,411	—	4,577
Adjusted EBITDA	$40,731	$42,633	$98,237	$100,331
Retail:
Operating earnings (loss)	$14,244	$(368)	$12,232	$(341)
Adjustments:
LIFO expense	1,077	3,941	3,516	5,853
Depreciation and amortization	10,814	10,740	25,189	24,929
Acquisition and integration	—	436	5	675
Restructuring and asset impairment, net	(2,255)	2,750	848	2,752
Cloud computing amortization	351	290	761	541
Organizational realignment, net	763	96	763	478
Severance associated with cost reduction initiatives	(5)	—	15	122
Stock-based compensation	854	494	2,618	1,989
Non-cash rent	(572)	(746)	(1,425)	(1,731)
Loss on disposal of assets	69	18	81	27
Postretirement plan amendment and settlement	35	50	35	50
Costs related to shareholder activism	—	1,453	—	2,758
Adjusted EBITDA	$25,375	$19,154	$44,638	$38,102

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 15, 2023	July 16, 2022
Cash flow activities
Net cash provided by operating activities	$49,656	$28,519
Net cash used in investing activities	(57,057)	(50,707)
Net cash (used in) provided by financing activities	(4,775)	32,739
Net (decrease) increase in cash and cash equivalents	(12,176)	10,551
Cash and cash equivalents at beginning of the period	29,086	10,666
Cash and cash equivalents at end of the period	$16,910	$21,217

Net cash provided by operating activities. Net cash provided by operating activities increased $21.1 million in the current year-to-date period compared to the prior year-to-date period, due primarily to improvements in working capital.

Net cash used in investing activities. Net cash used in investing activities increased $6.4 million in the current year compared to the prior year primarily due to an increase in capital expenditures in the current year in line with the Company's long-term plan, partially offset by an acquisition that occurred within the Retail segment in the prior year.

Capital expenditures were $60.8 million in the current year and cloud computing application development spend, which is included in operating activities, was $2.7 million, compared to capital expenditures of $46.4 million and cloud computing application development spend of $3.2 million in the prior year. The Wholesale and Retail segments utilized 62.8% and 37.2% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities decreased $37.5 million in the current year compared to the prior year, primarily due to decreased net borrowings on the senior credit facility in the current year and an increase in share repurchases in the current year.

Debt Management

Total debt, including finance lease liabilities, was $553.5 million and $503.6 million as of July 15, 2023 and December 31, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes, purchases of property, plant and equipment and share repurchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.09 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. As of July 15, 2023, the senior secured credit facility had outstanding borrowings of $483.8 million. During the first quarter, the Company increased the borrowing capacity of Tranche A revolving loans by $115.0 million to $1.09 billion from $975.0 million through the addition of two new lenders. This expansion of borrowing capacity aligns with the Company's recent growth and provides flexibility to support the Company's strategic long-term plans, including both organic and inorganic investments.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $488.9 million at July 15, 2023. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $17.7 million were outstanding as of July 15, 2023. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.62-to-1 at July 15, 2023 compared to 1.51-to-1 at December 31, 2022, and its investment in working capital was $414.8 million at July 15, 2023 compared to $361.4 million at December 31, 2022. The net long-term debt to total capital ratio was 0.41-to-1 at July 15, 2023 compared to 0.38-to-1 at December 31, 2022.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 15, 2023 and December 31, 2022.

(In thousands)	July 15, 2023	December 31, 2022
Current portion of long-term debt and finance lease liabilities	$7,644	$6,789
Long-term debt and finance lease liabilities	545,857	496,792
Total debt	553,501	503,581
Cash and cash equivalents	(16,910)	(29,086)
Net long-term debt	$536,591	$474,495
Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of July 15, 2023 and December 31, 2022.

(In thousands)	July 15, 2023	December 31, 2022
Net long-term debt	$536,591	$474,495
Total shareholders' equity	768,397	766,068
Total capital	$1,304,988	$1,240,563

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. At July 15, 2023, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended July 15, 2023, the Company declared $7.5 million in dividends. A 2.4% increase in the quarterly dividend rate from $0.21 per share to $0.215 per share was approved by the Board of Directors and announced on March 1, 2023. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 15, 2023. These commitments consist primarily of purchase commitments, standby letters of credit of $17.7 million as of July 15, 2023, and interest on long-term debt and finance lease liabilities.

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

As of July 15, 2023, the Company maintained an interest rate swap agreement with a maturity date of November 17, 2027 with an aggregate notional amount totaling $150 million. An interest rate swap is an agreement that effectively converts a portion of the variable interest payable on $150 million of the Company's outstanding debt to a fixed rate. The fixed interest rate for the interest rate swap is 3.646%. The variable rate leg of the interest rate swap is the one-month Secured Overnight Financing Rate (SOFR). As of July 15, 2023, the fair value of the interest rate swap was recorded in "Prepaid expenses and other current assets" and "Other long-term liabilities" for $2.3 million and $0.9 million, respectively, and "Accumulated other comprehensive income" for $0.9 million, net of tax.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of July 15, 2023 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the second quarter of 2023 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires of February 22, 2027. There were $7.6 million of common stock share repurchases made under this program during the second quarter of 2023. At July 15, 2023, $25.5 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
April 23 - May 20, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	178,242	$23.92	178,242	$28,820
May 21 - June 17, 2023
Employee Transactions	1,323	$23.14	N/A	N/A
Repurchase Program	91,735	$22.40	91,735	$26,765
June 18 - July 15, 2023
Employee Transactions	156	$22.96	N/A	N/A
Repurchase Program	60,000	$21.65	60,000	$25,467
Total for quarter ended July 15, 2023
Employee Transactions	1,479	$23.12	N/A	N/A
Repurchase Program	329,977	$23.08	329,977	$25,467

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 17, 2023	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 17, 2023	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)