Form 10-Q
period 2023-10-07
SpartanNash Co
filed 2023-11-09
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2023.

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

As of November 7, 2023, the registrant had 34,623,737 outstanding shares of common stock, no par value.

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

Undue reliance should not be placed on the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in an extremely competitive industry; the Company's dependence on certain major customers; the Company's ability to implement its growth strategy and transformation initiatives; changes in relationships with the Company’s vendor base and supply chain disruptions; vulnerability to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs; macroeconomic uncertainty, including rising inflation, potential economic recession, and increasing interest rates; difficulty attracting and retaining well-qualified Associates and effectively managing increased labor costs; customers to whom the Company extends credit or for whom the Company guarantees loans or lease obligations may fail to repay the Company; not achieving the Company’s strategy of growth through acquisitions and encountering difficulties successfully integrating acquired businesses that may not realize the anticipated benefits; the Company's ability to manage its private brand program for U.S. military commissaries, including the termination of the program or not achieving the desired results; disruptions to the Company's information security network, including security breaches and cyber-attacks; changes in the geopolitical conditions; instances of security threats, severe weather conditions and natural disasters; climate change and an increased focus by stakeholders on environmental sustainability and corporate responsibility; impacts to the Company’s business and reputation due to an increasing focus on environmental, social and governance matters; disruptions associated with disease outbreaks, such as the COVID-19 pandemic; impairment charges for goodwill or other long-lived assets; the Company's ability to successfully manage leadership transitions; interest rate fluctuations; the Company's ability to service its debt and to comply with debt covenants; the Company’s level of indebtedness; changes in government regulations; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; labor relations issues; cost increases related to multi-employer pension plans and other postretirement plans; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 7,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$17,554	$29,086
Accounts and notes receivable, net	427,275	404,016
Inventories, net	579,631	571,065
Prepaid expenses and other current assets	63,594	62,244
Total current assets	1,088,054	1,066,411

Property and equipment, net	616,320	610,220
Goodwill	182,160	182,160
Intangible assets, net	102,661	106,341
Operating lease assets	251,426	257,047
Other assets, net	93,155	84,382

Total assets	$2,333,776	$2,306,561

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$505,786	$487,215
Accrued payroll and benefits	71,531	103,048
Other accrued expenses	53,267	62,465
Current portion of operating lease liabilities	43,372	45,453
Current portion of long-term debt and finance lease liabilities	8,410	6,789
Total current liabilities	682,366	704,970

Long-term liabilities
Deferred income taxes	78,318	66,293
Operating lease liabilities	231,809	239,062
Other long-term liabilities	28,212	33,376
Long-term debt and finance lease liabilities	535,804	496,792
Total long-term liabilities	874,143	835,523

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 34,629 and 35,079 shares outstanding	457,830	468,061
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	5,155	2,979
Retained earnings	314,282	295,028
Total shareholders’ equity	777,267	766,068

Total liabilities and shareholders’ equity	$2,333,776	$2,306,561

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net sales	$2,264,248	$2,296,512	$7,484,036	$7,334,060
Cost of sales	1,916,709	1,945,302	6,337,449	6,178,024
Gross profit	347,539	351,210	1,146,587	1,156,036

Operating expenses
Selling, general and administrative	322,796	333,373	1,059,787	1,094,422
Acquisition and integration, net	2,130	(577)	2,259	98
Restructuring and asset impairment, net	(458)	(886)	1,371	1,738
Total operating expenses	324,468	331,910	1,063,417	1,096,258

Operating earnings	23,071	19,300	83,170	59,778

Other expenses and (income)
Interest expense, net	9,280	6,051	30,218	14,764
Other, net	(786)	(768)	(2,510)	(384)
Total other expenses, net	8,494	5,283	27,708	14,380

Earnings before income taxes	14,577	14,017	55,462	45,398
Income tax expense	3,450	4,553	13,530	11,530
Net earnings	$11,127	$9,464	$41,932	$33,868

Net earnings per basic common share	$0.33	$0.27	$1.22	$0.96

Net earnings per diluted common share	$0.32	$0.26	$1.20	$0.93

Weighted average shares outstanding:
Basic	34,020	35,160	34,262	35,444
Diluted	34,523	36,145	34,967	36,398

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net earnings	$11,127	$9,464	$41,932	$33,868

Other comprehensive income (loss), before tax
Change in interest rate swap	3,625	—	4,770	—
Postretirement liability adjustment	(720)	(687)	(1,957)	6,601
Total other comprehensive income (loss), before tax	2,905	(687)	2,813	6,601

Income tax (expense) benefit related to items of other comprehensive income (loss)	(673)	168	(637)	(1,619)

Total other comprehensive income (loss), after tax	2,232	(519)	2,176	4,982
Comprehensive income	$13,359	$8,945	$44,108	$38,850

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	11,337	11,337
Other comprehensive loss	—	—	(1,557)	—	(1,557)
Dividends - $0.215 per share	—	—	—	(7,679)	(7,679)
Share repurchases	(435)	(10,910)	—	—	(10,910)
Stock-based compensation	—	5,147	—	—	5,147
Stock warrant	—	607	—	—	607
Issuances of common stock for associate stock purchase plan	17	358	—	—	358
Issuances of restricted stock	425	—	—	—	—
Cancellations of stock-based awards	(151)	(3,917)	—	—	(3,917)
Balance at April 22, 2023	34,935	$459,346	$1,422	$298,686	$759,454
Net earnings	—	—	—	19,468	19,468
Other comprehensive income	—	—	1,501	—	1,501
Dividends - $0.215 per share	—	—	—	(7,524)	(7,524)
Share repurchases	(330)	(7,617)	—	—	(7,617)
Stock-based compensation	—	2,465	—	—	2,465
Stock warrant	—	353	—	—	353
Issuances of common stock for associate stock purchase plan and other stock-based awards	18	328	—	—	328
Issuances of restricted stock	10	—	—	—	—
Cancellations of stock-based awards	(15)	(31)	—	—	(31)
Balance at July 15, 2023	34,618	$454,844	$2,923	$310,630	$768,397
Net earnings	—	—	—	11,127	11,127
Other comprehensive income	—	—	2,232	—	2,232
Dividends - $0.215 per share	—	—	—	(7,475)	(7,475)
Stock-based compensation	—	2,348	—	—	2,348
Stock warrant	—	319	—	—	319
Issuances of common stock for associate stock purchase plan	19	348	—	—	348
Issuances of restricted stock	11	—	—	—	—
Cancellations of stock-based awards	(19)	(29)	—	—	(29)
Balance at October 7, 2023	34,629	$457,830	$5,155	$314,282	$777,267

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	19,289	19,289
Other comprehensive income	—	—	23	—	23
Dividends - $0.21 per share	—	—	—	(7,665)	(7,665)
Stock-based compensation	—	4,295	—	—	4,295
Stock warrant	—	673	—	—	673
Issuances of common stock for associate stock purchase plan	3	108	—	—	108
Issuances of restricted stock	369	—	—	—	—
Cancellations of stock-based awards	(180)	(4,288)	—	—	(4,288)
Balance at April 23, 2022	36,140	$494,571	$(1,432)	$302,165	$795,304
Net earnings	—	—	—	5,115	5,115
Other comprehensive income	—	—	5,478	—	5,478
Dividends - $0.21 per share	—	—	—	(7,561)	(7,561)
Share repurchases	(215)	(6,573)	—	—	(6,573)
Stock-based compensation	—	1,397	—	—	1,397
Stock warrant	—	481	—	—	481
Issuance of common stock for associate stock purchase plan	4	104	—	—	104
Issuances of restricted stock	14	—	—	—	—
Cancellations of stock-based awards	(30)	(23)	—	—	(23)
Balance at July 16, 2022	35,913	$489,957	$4,046	$299,719	$793,722
Net earnings	—	—	—	9,464	9,464
Other comprehensive loss	—	—	(519)	—	(519)
Dividends - $0.21 per share	—	—	—	(7,436)	(7,436)
Share repurchases	(543)	(16,716)	—	—	(16,716)
Stock-based compensation	—	1,280	—	—	1,280
Stock warrant	—	505	—	—	505
Issuances of common stock for associate stock purchase plan	5	121	—	—	121
Issuances of restricted stock	4	—	—	—	—
Cancellations of stock-based awards	(20)	(11)	—	—	(11)
Balance at October 8, 2022	35,359	$475,136	$3,527	$301,747	$780,410

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 7, 2023	October 8, 2022
Cash flows from operating activities
Net earnings	$41,932	$33,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	1,273	1,664
Depreciation and amortization	75,245	72,274
Non-cash rent	(2,760)	(3,428)
LIFO expense	22,445	42,916
Postretirement benefits income	(1,990)	(367)
Deferred income taxes	11,388	5,299
Stock-based compensation expense	9,960	6,972
Stock warrant	1,279	1,659
Loss (gain) on disposals of assets	304	(68)
Other operating activities	1,308	1,501
Changes in operating assets and liabilities:
Accounts receivable	(23,071)	(68,142)
Inventories	(32,688)	(140,698)
Prepaid expenses and other assets	(3,558)	(2,043)
Accounts payable	37,517	54,682
Accrued payroll and benefits	(34,960)	16,348
Current income taxes	(3,564)	(350)
Other accrued expenses and other liabilities	(4,380)	(14,633)
Net cash provided by operating activities	95,680	7,454
Cash flows from investing activities
Purchases of property and equipment	(86,212)	(66,282)
Net proceeds from the sale of assets	4,055	28,981
Acquisitions, net of cash acquired	(780)	(9,408)
Payments from customers on loans	1,097	1,103
Other investing activities	(163)	(350)
Net cash used in investing activities	(82,003)	(45,956)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,044,242	1,057,633
Payments on senior secured credit facility	(1,017,484)	(955,456)
Repayment of other long-term debt and finance lease liabilities	(6,279)	(5,116)
Share repurchases	(18,527)	(23,289)
Net payments related to stock-based award activities	(3,977)	(4,322)
Dividends paid	(22,381)	(22,458)
Other financing activities	(803)	(192)
Net cash (used in) provided by financing activities	(25,209)	46,800

Net (decrease) increase in cash and cash equivalents	(11,532)	8,298
Cash and cash equivalents at beginning of period	29,086	10,666
Cash and cash equivalents at end of period	$17,554	$18,964
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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 7, 2023, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year-to-date periods of 2023 and 2022 include the results of operations of the Company for the 12- and 40-week periods ended October 7, 2023 and October 8, 2022, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of October 7, 2023 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 7, 2023			40 Weeks Ended October 7, 2023
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$623,273	$256,550	$879,823	$2,054,415	$832,202	$2,886,617
Fresh (b)	488,929	243,198	732,127	1,651,191	811,825	2,463,016
Non-food (c)	465,473	120,149	585,622	1,535,880	386,993	1,922,873
Fuel	—	42,114	42,114	—	131,167	131,167
Other	24,325	237	24,562	79,562	801	80,363
Total	$1,602,000	$662,248	$2,264,248	$5,321,048	$2,162,988	$7,484,036
Type of customers:
Individuals	$—	$662,011	$662,011	$—	$2,162,188	$2,162,188
Independent retailers (d)	548,656	—	548,656	1,814,874	—	1,814,874
National accounts	504,971	—	504,971	1,741,407	—	1,741,407
Military (e)	538,790	—	538,790	1,729,221	—	1,729,221
Other	9,583	237	9,820	35,546	800	36,346
Total	$1,602,000	$662,248	$2,264,248	$5,321,048	$2,162,988	$7,484,036

	12 Weeks Ended October 8, 2022			40 Weeks Ended October 8, 2022
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$642,552	$259,044	$901,596	$2,010,150	$806,116	$2,816,266
Fresh (b)	508,440	253,712	762,152	1,647,860	811,879	2,459,739
Non-food (c)	450,974	106,074	557,048	1,466,281	342,015	1,808,296
Fuel	—	47,567	47,567	—	159,514	159,514
Other	27,903	246	28,149	89,442	803	90,245
Total	$1,629,869	$666,643	$2,296,512	$5,213,733	$2,120,327	$7,334,060
Type of customers:
Individuals	$—	$666,415	$666,415	$—	$2,119,553	$2,119,553
Independent retailers (d)	554,191	—	554,191	1,787,685	—	1,787,685
National accounts	552,980	—	552,980	1,785,704	—	1,785,704
Military (e)	508,102	—	508,102	1,596,612	—	1,596,612
Other	14,596	228	14,824	43,732	774	44,506
Total	$1,629,869	$666,643	$2,296,512	$5,213,733	$2,120,327	$7,334,060

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,314)	439	(875)
Write-offs charged against the allowance	(448)	—	(448)
Balance at October 7, 2023	4,336	1,387	5,723

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	903	—	903
Write-offs charged against the allowance	(756)	—	(756)
Balance at October 8, 2022	4,561	731	5,292

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million and the value within the Retail reporting unit was $1.1 million as of both October 7, 2023 and December 31, 2022.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.8 million as of both October 7, 2023 and December 31, 2022.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 7, 2023. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
	Lease
	Ancillary
(In thousands)	Costs	Severance	Total
Balance at December 31, 2022	$3,977	$—	$3,977
Provision for severance	—	21	21
Changes in estimates	(228)	—	(228)
Accretion expense	83	—	83
Payments	(836)	(21)	(857)
Balance at October 7, 2023	$2,996	$—	$2,996

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 8,	October 7,	October 8,
(In thousands)	2023	2022	2023	2022
Asset impairment charges (a)	$—	$752	$3,745	$4,232
Provision for closing charges	—	857	—	857
Loss (gain) on sales of assets related to closed facilities (b)	120	(2,553)	(2,470)	(3,168)
Provision for severance	1	—	21	9
Other (income) costs associated with site closures (c)	(4)	58	596	(17)
Lease termination adjustments (d)	—	—	—	(102)
Changes in estimates (e)	(575)	—	(521)	(73)
Total	$(458)	$(886)	$1,371	$1,738

(a) Asset impairment charges in the current year relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment. In the prior year, asset impairment charges were incurred in the Retail segment and related to restructuring of the Retail segment's e-commerce delivery model and a store closure.

(b) Loss (gain) on sales of assets in the current year primarily relate to the sale of a store within the Retail segment. Gains on sales of assets in the prior year relates to the sales of real property of previously closed locations within the Wholesale and Retail segments.

(c) Other costs net activity in the current year primarily relate to Retail store closings. In the prior year, activity primarily relates to restructuring activity within the Wholesale segment and Retail store closings.

(d) Lease termination adjustments in the prior year relate to the gain recognized to terminate a lease agreement.

(e) Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations. The current quarter also included a $0.3 million gain for additional insurance proceeds received related to a distribution location that sustained significant storm damage within the Wholesale segment.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. In the prior year, long-lived assets with a book value of $4.3 million were measured at a fair value of $0.1 million, resulting in impairment charges of $4.2 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At October 7, 2023 and December 31, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	October 7,	December 31,
(In thousands)	2023	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$8,410	$6,789
Long-term debt and finance lease liabilities	540,147	501,419
Total book value of debt instruments	548,557	508,208
Fair value of debt instruments, excluding debt financing costs	545,025	507,668
Deficit of fair value over book value	$(3,532)	$(540)

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

Note 7 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap is designated as a cash flow hedge as of both the effective date, March 17, 2023, and as of October 7, 2023. The interest rate swap is reflected at its fair value in the condensed consolidated balance sheets. Refer to Note 6 for further information on the fair value of the interest rate swap.

Details of the pay-fixed, receive-floating interest rate swap contract as of October 7, 2023 are as follows:

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

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of October 7, 2023 is as follows:

		Derivative Fair Value
		October 7,
(In thousands)	Condensed Consolidated Balance Sheet Location	2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$2,489
Interest rate swap	Other assets, net	2,344
Interest rate swap	Accumulated other comprehensive income	3,652

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	12 Weeks Ended	40 Weeks Ended
	October 7,	October 7,
	2023	2023
(In thousands)	Interest expense, net	Interest expense, net
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$9,280	$30,218
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	573	1,242

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

Based on the most recent information available to the Company, management believes the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Except with respect to the approved SFA, management is not aware of any significant change in funding levels in the Plan since December 31, 2022. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situations, the Company is unable to determine with certainty the current amount of the Plan’s funding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Associate Retirement Plans

During the 12- and 40- week periods ended October 7, 2023, the Company recognized net periodic postretirement benefit income of $0.7 million and $2.2 million, respectively, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan"). During the 12- and 40- week periods ended October 8, 2022 the Company recognized net periodic postretirement benefit income of $0.7 million and expense of $0.2 million, respectively, related to the Retiree Medical Plan.

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 12- and 40- week periods ended October 7, 2023, the Company recognized $0.8 million and $2.5 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI. During the 12- and 40- week periods ended October 8, 2022, the Company recognized $0.8 million and $0.9 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12- week periods ended October 7, 2023 and October 8, 2022 were $2.3 million and $2.2 million, respectively. The Company's contributions during the 40-week periods ended October 7, 2023 and October 8, 2022 were $9.8 million and $9.1 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 23.7% and 32.5% for the 12 weeks ended October 7, 2023 and October 8, 2022, respectively. The effective income tax rate was 24.4% and 25.4% for the 40 weeks ended October 7, 2023 and October 8, 2022, respectively.

The difference from the federal statutory rate in the current year and prior year quarters were primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The difference from the federal statutory rate in the current year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete tax benefits due to a change in contingencies and discrete tax benefits related to stock compensation. The difference in the federal statutory rate in the prior year was primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by benefits associated with federal tax credits and discrete tax benefits related to stock compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Restricted stock expense	$1,771	$1,280	$8,468	$6,972
Performance share unit expense	577	—	1,492	—
Income tax benefit	(593)	(582)	(3,502)	(3,630)
Stock-based compensation expense, net of tax	$1,755	$698	$6,458	$3,342

The following table summarizes activity in the stock incentive plans for the 40 weeks ended October 7, 2023:

		Weighted		Weighted
	Restricted	Average	Performance	Average
	Stock	Grant-Date	Share Unit	Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at December 31, 2022	863,063	$22.05	—	$—
Granted	445,762	26.97	299,840	27.01
Vested	(432,150)	21.16	—	—
Cancelled/Forfeited	(38,062)	26.22	(2,803)	27.24
Outstanding at October 7, 2023	838,613	$24.94	297,037	$27.01

As of October 7, 2023, total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans is $11.1 million and is expected to be recognized over a weighted average period of 1.9 years. As of October 7, 2023, total unrecognized compensation cost related to nonvested performance share unit awards granted under the Company’s stock incentive plans is $6.5 million and is expected to be recognized over a weighted average period of 2.2 years.

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Warrant expense	$319	$505	$1,279	$1,659
Income tax benefit	(43)	(46)	(138)	(187)
Warrant expense, net of tax	$276	$459	$1,141	$1,472

The following table summarizes stock warrant activity for the 40 weeks ended October 7, 2023:

Warrant
Outstanding and nonvested at December 31, 2022	3,479,849
Vested	(217,492)
Outstanding and nonvested at October 7, 2023	3,262,357

As of October 7, 2023, total unrecognized cost related to nonvested warrant shares was $17.2 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 4.0 years. Warrants representing 2,174,915 shares are vested and exercisable. As of October 7, 2023, nonvested warrant shares had an intrinsic value of $17.1 million, and vested warrant shares had an intrinsic value of $11.4 million.

Note 12 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 288,041 and 18,340 for the 12- and 40- week periods ended October 7, 2023, respectively. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Numerator:
Net earnings	$11,127	$9,464	$41,932	$33,868
Adjustment for earnings attributable to participating securities	(81)	(100)	(333)	(406)
Net earnings used in calculating earnings per share	$11,046	$9,364	$41,599	$33,462
Denominator:
Weighted average shares outstanding, including participating securities	34,020	35,160	34,262	35,444
Adjustment for participating securities	(247)	(370)	(272)	(425)
Shares used in calculating basic earnings per share	33,773	34,790	33,990	35,019
Effect of dilutive stock warrant	432	792	614	784
Effect of dilutive restricted stock awards	72	193	91	170
Shares used in calculating diluted earnings per share	34,277	35,775	34,695	35,973
Basic earnings per share	$0.33	$0.27	$1.22	$0.96
Diluted earnings per share	$0.32	$0.26	$1.20	$0.93

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022
Non-cash investing activities:
Capital expenditures included in accounts payable	$6,458	$6,341
Operating lease asset additions	34,815	16,227
Finance lease asset additions	13,492	16,204
Non-cash financing activities:
Recognition of operating lease liabilities	34,815	16,227
Recognition of finance lease liabilities	13,492	16,204
Other supplemental cash flow information:
Cash paid for interest	30,930	13,008

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
12 Weeks Ended October 7, 2023
Net sales to external customers	$1,602,000	$662,248	$2,264,248
Inter-segment sales	274,540	434	274,974
Acquisition and integration	65	2,065	2,130
Restructuring and asset impairment, net	(293)	(165)	(458)
Depreciation and amortization	12,151	10,891	23,042
Operating earnings	18,153	4,918	23,071
Capital expenditures	16,287	9,101	25,388

12 Weeks Ended October 8, 2022
Net sales to external customers	$1,629,869	$666,643	$2,296,512
Inter-segment sales	280,892	274	281,166
Acquisition and integration, net	—	(577)	(577)
Restructuring and asset impairment, net	(2,088)	1,202	(886)
Depreciation and amortization	11,090	10,743	21,833
Operating earnings	14,015	5,285	19,300
Capital expenditures	9,642	10,209	19,851

40 Weeks Ended October 7, 2023
Net sales to external customers	$5,321,048	$2,162,988	$7,484,036
Inter-segment sales	902,720	1,086	903,806
Acquisition and integration	189	2,070	2,259
Restructuring and asset impairment, net	688	683	1,371
Depreciation and amortization	39,165	36,080	75,245
Operating earnings	66,020	17,150	83,170
Capital expenditures	54,512	31,700	86,212

40 Weeks Ended October 8, 2022
Net sales to external customers	$5,213,733	$2,120,327	$7,334,060
Inter-segment sales	904,144	675	904,819
Acquisitions and integration, net	—	98	98
Restructuring and asset impairment, net	(2,216)	3,954	1,738
Depreciation and amortization	36,602	35,672	72,274
Operating earnings	54,834	4,944	59,778
Capital expenditures	34,867	31,415	66,282

(In thousands)	October 8, 2023	December 31, 2022
Total Assets
Wholesale	$1,573,915	$1,525,760
Retail	759,861	780,801
Total	$2,333,776	$2,306,561

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

As of the end of the third quarter, the Company’s Retail segment operated 144 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company), operated three pharmacy locations not associated with corporate-owned retail locations and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate owned retail stores from supercenters and limited assortment stores.

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

2023 Third Quarter Highlights

Key financial and operational highlights for the third quarter include the following:

•
Net sales of $2.26 billion, a decrease of 1.4%, compared to $2.30 billion in the prior year quarter.
•
Retail comparable store sales increased 1.2% compared to the prior year quarter.
•
Net earnings of $11.1 million, compared to $9.5 million in the prior year quarter.
•
Adjusted EBITDA of $60.9 million, compared to $57.3 million in the prior year quarter.
•
Cash generated from operating activities was $95.7 million during the year-to-date period of fiscal 2023 compared to $7.5 million in the year-to-date period of the prior year.
•
Returned $40.9 million to shareholders during the year-to-date period of fiscal 2023 through $18.5 million in share repurchases and $22.4 million in dividends.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022	October 7, 2023	October 7, 2023
Net sales	100.0	100.0	100.0	100.0	(1.4)	2.0
Gross profit	15.3	15.3	15.3	15.8	(1.0)	(0.8)
Selling, general and administrative	14.3	14.5	14.2	14.9	(3.2)	(3.2)
Acquisition and integration, net	0.1	(0.0)	0.0	0.0	**	**
Restructuring charges and asset impairment, net	(0.0)	(0.0)	0.0	0.0	(48.3)	(21.1)
Operating earnings	1.0	0.8	1.1	0.8	19.5	39.1
Other expenses	0.4	0.2	0.4	0.2	60.8	92.7
Earnings before income taxes	0.6	0.6	0.7	0.6	4.0	22.2
Income tax expense	0.2	0.2	0.2	0.2	(24.2)	17.3
Net earnings	0.5	0.4	0.6	0.5	17.6	23.8

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	Variance	October 7, 2023	October 8, 2022	Variance
Wholesale	$1,602,000	$1,629,869	$(27,869)	$5,321,048	$5,213,733	$107,315
Retail	662,248	666,643	(4,395)	2,162,988	2,120,327	42,661
Total net sales	$2,264,248	$2,296,512	$(32,264)	$7,484,036	$7,334,060	$149,976

Net sales for the quarter ended October 7, 2023 (the “third quarter”) decreased $32.3 million, or 1.4%, to $2.26 billion from $2.30 billion in the quarter ended October 8, 2022 (the “prior year quarter”). Net sales for the year-to-date period ended October 7, 2023 (the "year-to-date period") increased $150.0 million, or 2.0%, to $7.48 billion from $7.33 billion in the year-to-date period ended October 8, 2022 (the "prior year-to-date-period"). The decrease during the current quarter reflected sales declines in both the Wholesale and Retail segments, which were unfavorably impacted by a reduction in volume and partially offset by higher pricing from inflationary trends. The year-to-date increase reflected sales growth in both the Wholesale and Retail segments, which were favorably impacted by higher pricing from inflationary trends and partially offset by lower volumes.

Wholesale net sales decreased $27.9 million, or 1.7% to $1.60 billion in the third quarter from $1.63 billion in the prior year quarter. Wholesale net sales for the year-to-date period increased $107.3 million, or 2.1%, to $5.32 billion from $5.21 billion in the prior year-to-date period. The decrease in the current quarter was due primarily to marketplace demand changes from a certain national account customer. The increase in the year-to-date period was primarily due to the inflationary impact on pricing, partially offset by a decrease led by marketplace demand changes from a certain national account customer. Overall case volumes for the segment were down in the current quarter and current year-to-date period compared to the prior year by 5.4% and 4.2%, respectively.

Retail net sales decreased $4.4 million, or 0.7%, to $662.2 million in the third quarter from $666.6 million in the prior year quarter. Net sales for the year-to-date period increased $42.7 million, or 2.0%, to $2.16 billion from $2.12 billion in the prior year-to-date period. Comparable store sales grew 1.2% and 3.6% for the current quarter and current year-to-date periods, respectively. The comparable store sales growth was due primarily to the inflationary impact on pricing, which included an offsetting 6.0% and 5.8% decline in unit volumes in the current quarter and current year-to-date periods, respectively. Additionally, lower fuel sales reduced reported net sales by 0.8% and 1.3% in the current quarter and current year-to-date periods, respectively. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Acquired stores are included in the comparable sales calculation 13 periods after the acquisition date. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit decreased $3.7 million, or 1.0%, to $347.5 million in the third quarter from $351.2 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 15.35% compared to 15.29% in the prior year quarter. The gross profit decline was driven by lower volumes. The gross profit rate increase in the current quarter was driven by lower last-in-first-out ("LIFO") expense and benefits realized from the merchandising transformation initiative. These benefits were mostly offset by the anticipated lower inflation-related price change benefits in the Wholesale segment compared to elevated levels in the prior year quarter and lower pharmacy margins in the Retail segment. LIFO expense decreased $8.3 million, or 36 basis points, compared to the prior year quarter. Gross profit for the year-to-date period decreased $9.4 million, or 0.8% from $1.16 billion in the prior year-to-date period to $1.15 billion in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.32% compared to 15.76% in the prior year-to-date period. The gross profit decline was driven by lower volumes. In addition, the gross profit rate decrease in the year-to-date period was driven by lower inflation-related price change benefits in the Wholesale segment compared to elevated levels in the prior year, partially offset by benefits realized from the merchandising transformation initiative and a decline in LIFO expense. LIFO expense decreased $20.5 million, or 29 basis points, compared to the prior year-to-date period.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the third quarter decreased $10.6 million, or 3.2%, to $322.8 million from $333.4 million in the prior year quarter, representing 14.3% of net sales in the third quarter compared to 14.5% in the prior year quarter. SG&A expense for the year-to-date period decreased $34.6 million, or 3.2% to $1.06 billion, from $1.09 billion in the prior year-to-date period, representing 14.2% in the current year-to-date period compared to 14.9% as a percentage of net sales in the prior year-to-date period. The decreases in selling, general and administrative expenses as a rate of sales was due primarily to lower incentive compensation expense compared to the prior year and a reduction in the supply chain expense rates as a result of efficiencies realized from the Company's supply chain transformation initiative. These decreases were partially offset by organizational realignment costs related to the previously announced go-to-market plan.

Acquisition and Integration, net – Third quarter and prior year quarter results included net charges of $2.1 million and net gains of $0.6 million, respectively. Acquisition and integration expenses for the year-to-date periods ended October 7, 2023 and October 8, 2022 included charges of $2.3 million and $0.1 million, respectively. Current year activity primarily consists of expenses associated with the Company's acquisition efforts within the Retail segment. The prior year quarter activity primarily consisted of a gain from the reversal of a litigation accrual within the Retail segment. Prior year-to-date expense is primarily related to an acquisition within the Retail segment, partially offset by the reversal of the litigation accrual in the prior year quarter.

Restructuring and Asset Impairment, net – Third quarter and prior year quarter results included net gains of $0.5 million and $0.9 million, respectively. The year-to-date period and prior year-to-date period included charges of $1.4 million and $1.7 million, respectively. The current quarter gain primarily relates to a $0.3 million gain for additional insurance proceeds related to a distribution location that sustained significant storm damage within the Wholesale segment, in addition to revised estimates for turnover and other lease ancillary costs associated with previously closed locations. The year-to-date net charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment, partially offset by the sale of a store within the Retail segment. The prior year quarter income was primarily due to gains on the sales of real property of previously closed locations within both segments, partially offset by Retail store closing charges and asset impairment charges related to the restructuring of the Retail segment's e-commerce delivery model. The prior year-to-date expense primarily consists of asset impairment charges related to the restructuring of the Retail segment's e-commerce delivery model and Retail store closing charges, partially offset by a gain on sales of assets related to the sale of real property of previously closed locations in both segments.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings.

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	Variance	October 7, 2023	October 8, 2022	Variance
Wholesale	$18,153	$14,015	$4,138	$66,020	$54,834	$11,186
Retail	4,918	5,285	(367)	17,150	4,944	12,206
Total operating earnings	$23,071	$19,300	$3,771	$83,170	$59,778	$23,392

Operating earnings increased $3.8 million, or 19.5% to $23.1 million in the third quarter from $19.3 million in the prior year quarter. Operating earnings for the year-to-date period increased $23.4 million, or 39.1%, to $83.2 million from $59.8 million in the prior year-to-date period. The increases in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $4.1 million, or 29.5%, to $18.2 million in the third quarter from $14.0 million in the prior year quarter. Operating earnings for the year-to-date period increased $11.2 million, or 20.4%, to $66.0 million from $54.8 million in the prior year-to-date period. The increases in operating earnings were due to benefits realized from the merchandising transformation initiative, lower incentive compensation as well as efficiencies realized from the Company's supply chain transformation initiative. The increases in operating earnings were partially offset by the anticipated lower inflation-related price change benefits compared to elevated levels in the prior year.

Retail operating earnings decreased $0.4 million, or 6.9%, to $4.9 million in the third quarter from $5.3 million in the prior year quarter. Operating earnings for the year-to-date period increased $12.2 million, to $17.2 million from $4.9 million in the prior year-to-date period. The decrease in operating earnings in the current quarter was due to higher acquisition and integration expenses, a decline in unit volume, and lower pharmacy margin rates. This was partially offset by lower incentive compensation and reduced asset impairment and restructuring charges. The increase in operating earnings in the year-to-date period was due to higher gross margin driven by inflation, lower incentive compensation and reduced asset impairment and restructuring charges, partially offset by a decline in unit volume.

Interest Expense – Interest expense increased $3.2 million, or 53.4%, to $9.3 million in the third quarter from $6.1 million in the prior year quarter. Interest expense for the year-to-date period increased $15.5 million, or 104.7%, to $30.2 million from $14.8 million in the prior year-to-date period. Higher interest rates on the Company's credit facility were driven by federal monetary policy tightening and accounted for $2.5 million and $12.6 million of the increase in interest expense in the quarterly and year-to-date periods, respectively.

Income Taxes – The effective income tax rates were 23.7% and 32.5% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 24.4% and 25.4%, respectively. The difference from the federal statutory rate in the current year and prior year quarters were primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The difference from the federal statutory rate in the current year was primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete tax benefits due to a change in contingencies and discrete tax benefits related to stock compensation. The difference in the federal statutory rate in the prior year was primarily due to state taxes, limitations on the deductibility of executive compensation and non-deductible expenses, partially offset by benefits associated with federal tax credits and discrete tax benefits related to stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the year and operating and non-operating costs associated with the postretirement plan amendment and settlement. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are excluded from adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other things, LIFO expense, costs related to shareholder activism, organizational realignment, operating and non-operating costs associated with the postretirement plan amendment and settlement, and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, and other expenses incurred in relation to shareholder activism activities. Organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of reduction-in-force.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12 and 40 weeks ended October 7, 2023 and October 8, 2022.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Operating earnings	$23,071	$19,300	$83,170	$59,778
Adjustments:
LIFO expense	6,606	14,884	22,445	42,916
Acquisition and integration, net	2,130	(577)	2,259	98
Restructuring and asset impairment, net	(458)	(886)	1,371	1,738
Organizational realignment, net	2,681	588	4,710	1,859
Severance associated with cost reduction initiatives	39	54	311	795
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	—	—	94	133
Costs related to shareholder activism	—	—	—	7,335
Adjusted operating earnings	$34,069	$33,363	$115,260	$114,652
Wholesale:
Operating earnings	$18,153	$14,015	$66,020	$54,834
Adjustments:
LIFO expense	4,411	12,959	16,734	35,138
Acquisition and integration, net	65	—	189	—
Restructuring and asset impairment, net	(293)	(2,088)	688	(2,216)
Organizational realignment, net	1,673	367	2,939	1,160
Severance associated with cost reduction initiatives	39	43	296	662
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	—	—	59	83
Costs related to shareholder activism	—	—	—	4,577
Adjusted operating earnings	$24,048	$25,296	$87,825	$94,238
Retail:
Operating earnings	$4,918	$5,285	$17,150	$4,944
Adjustments:
LIFO expense	2,195	1,925	5,711	7,778
Acquisition and integration, net	2,065	(577)	2,070	98
Restructuring and asset impairment, net	(165)	1,202	683	3,954
Organizational realignment, net	1,008	221	1,771	699
Severance associated with cost reduction initiatives	—	11	15	133
Postretirement plan amendment and settlement	—	—	35	50
Costs related to shareholder activism	—	—	—	2,758
Adjusted operating earnings	$10,021	$8,067	$27,435	$20,414

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 weeks ended October 7, 2023 and October 8, 2022.

	12 Weeks Ended
	October 7, 2023		October 8, 2022
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$11,127	$0.32	$9,464	$0.26
Adjustments:
LIFO expense	6,606		14,884
Acquisition and integration, net	2,130		(577)
Restructuring and asset impairment, net	(458)		(886)
Organizational realignment, net	2,681		588
Severance associated with cost reduction initiatives	39		54
Postretirement plan amendment and settlement	(762)		(763)
Total adjustments	10,236		13,300
Income tax effect on adjustments (a)	(2,600)		(2,725)
Total adjustments, net of taxes	7,636	0.22	10,575	0.29
Adjusted earnings from continuing operations	$18,763	$0.54	$20,039	$0.55

	40 Weeks Ended
	October 7, 2023		October 8, 2022
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$41,932	$1.20	$33,868	$0.93
Adjustments:
LIFO expense	22,445		42,916
Acquisition and integration, net	2,259		98
Restructuring and asset impairment, net	1,371		1,738
Organizational realignment, net	4,710		1,859
Severance associated with cost reduction initiatives	311		795
Pension refund from annuity provider	—		(200)
Postretirement plan amendment and settlement	(2,411)		(18)
Legal settlement	900		—
Costs related to shareholder activism	—		7,335
Total adjustments	29,585		54,523
Income tax effect on adjustments (a)	(7,525)		(13,870)
Total adjustments, net of taxes	22,060	0.63	40,653	1.12
Adjusted earnings from continuing operations	$63,992	$1.83	$74,521	$2.05

(a)
The income tax effect on adjustments is computed by applying the effective tax rate, before discrete tax items, to the total adjustments for the period.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”) is a non-GAAP operating financial measure that the Company defines as net earnings plus interest, discontinued operations, depreciation and amortization, and other non-cash items, including share-based payments (equity awards measured in accordance with ASC 718, Stock Compensation, which include both stock-based compensation to employees and stock warrants issued to non-employees) and the LIFO provision, as well as adjustments for items that do not reflect the ongoing operating activities of the Company.

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 40 weeks ended October 7, 2023 and October 8, 2022.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net earnings	$11,127	$9,464	$41,932	$33,868
Income tax expense	3,450	4,553	13,530	11,530
Other expenses, net	8,494	5,283	27,708	14,380
Operating earnings	23,071	19,300	83,170	59,778
Adjustments:
LIFO expense	6,606	14,884	22,445	42,916
Depreciation and amortization	23,042	21,833	75,245	72,274
Acquisition and integration, net	2,130	(577)	2,259	98
Restructuring and asset impairment, net	(458)	(886)	1,371	1,738
Cloud computing amortization	1,259	925	3,685	2,694
Organizational realignment, net	2,681	588	4,710	1,859
Severance associated with cost reduction initiatives	39	54	311	795
Stock-based compensation	2,461	1,370	10,073	7,208
Stock warrant	319	505	1,279	1,659
Non-cash rent	(531)	(764)	(2,094)	(2,691)
Loss (gain) on disposal of assets	258	63	304	(68)
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	—	—	94	133
Costs related to shareholder activism	—	—	—	7,335
Adjusted EBITDA	$60,877	$57,295	$203,752	$195,728
Wholesale:
Operating earnings	$18,153	$14,015	$66,020	$54,834
Adjustments:
LIFO expense	4,411	12,959	16,734	35,138
Depreciation and amortization	12,151	11,090	39,165	36,602
Acquisition and integration, net	65	—	189	—
Restructuring and asset impairment, net	(293)	(2,088)	688	(2,216)
Cloud computing amortization	834	645	2,499	1,873
Organizational realignment, net	1,673	367	2,939	1,160
Severance associated with cost reduction initiatives	39	43	296	662
Stock-based compensation	1,621	894	6,615	4,743
Stock warrant	319	505	1,279	1,659
Non-cash rent	—	(92)	(138)	(288)
Loss (gain) on disposal of assets	24	(26)	(11)	(184)
Legal settlement	—	—	900	—
Postretirement plan amendment and settlement	—	—	59	83
Costs related to shareholder activism	—	—	—	4,577
Adjusted EBITDA	$38,997	$38,312	$137,234	$138,643
Retail:
Operating earnings	$4,918	$5,285	$17,150	$4,944
Adjustments:
LIFO expense	2,195	1,925	5,711	7,778
Depreciation and amortization	10,891	10,743	36,080	35,672
Acquisition and integration, net	2,065	(577)	2,070	98
Restructuring and asset impairment, net	(165)	1,202	683	3,954
Cloud computing amortization	425	280	1,186	821
Organizational realignment, net	1,008	221	1,771	699
Severance associated with cost reduction initiatives	—	11	15	133
Stock-based compensation	840	476	3,458	2,465
Non-cash rent	(531)	(672)	(1,956)	(2,403)
Loss on disposal of assets	234	89	315	116
Postretirement plan amendment and settlement	—	—	35	50
Costs related to shareholder activism	—	—	—	2,758
Adjusted EBITDA	$21,880	$18,983	$66,518	$57,085

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 7, 2023	October 8, 2022
Cash flow activities
Net cash provided by operating activities	$95,680	$7,454
Net cash used in investing activities	(82,003)	(45,956)
Net cash (used in) provided by financing activities	(25,209)	46,800
Net (decrease) increase in cash and cash equivalents	(11,532)	8,298
Cash and cash equivalents at beginning of the period	29,086	10,666
Cash and cash equivalents at end of the period	$17,554	$18,964

Net cash provided by operating activities. Net cash provided by operating activities increased $88.2 million in the current year-to-date period compared to the prior year-to-date period, due primarily to improvements in working capital.

Net cash used in investing activities. Net cash used in investing activities increased $36.0 million in the current year compared to the prior year primarily due to net proceeds received from the sale of assets in the prior year and an increase in capital expenditures in the current year in line with the Company's long-term plan, partially offset by an acquisition within the Retail segment in the prior year.

Capital expenditures were $86.2 million in the current year and cloud computing application development spend, which is included in operating activities, was $4.1 million, compared to capital expenditures of $66.3 million and cloud computing application development spend of $3.2 million in the prior year. The Wholesale and Retail segments utilized 63.2% and 36.8% of capital expenditures, respectively, in the current year.

Net cash (used in) provided by financing activities. Net cash (used in) provided by financing activities increased $72.0 million in the current year compared to the prior year, primarily due to an increased rate of borrowing in the prior year on the senior credit facility.

Debt Management

Total debt, including finance lease liabilities, was $544.2 million and $503.6 million as of October 7, 2023 and December 31, 2022, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes, purchases of property, plant and equipment and share repurchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.09 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. As of October 7, 2023, the senior secured credit facility had outstanding borrowings of $472.6 million. During the first quarter, the Company increased the borrowing capacity of Tranche A revolving loans by $115.0 million to $1.09 billion from $975.0 million through the addition of two new lenders. This expansion of borrowing capacity aligns with the Company's recent growth and provides flexibility to support the Company's strategic long-term plans, including both organic and inorganic investments.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $518.2 million at October 7, 2023. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $17.7 million were outstanding as of October 7, 2023. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.59-to-1 at October 7, 2023 compared to 1.51-to-1 at December 31, 2022, and its investment in working capital was $405.7 million at October 7, 2023 compared to $361.4 million at December 31, 2022. The net long-term debt to total capital ratio was 0.40-to-1 at October 7, 2023 compared to 0.38-to-1 at December 31, 2022.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of October 7, 2023 and December 31, 2022.

(In thousands)	October 7, 2023	December 31, 2022
Current portion of long-term debt and finance lease liabilities	$8,410	$6,789
Long-term debt and finance lease liabilities	535,804	496,792
Total debt	544,214	503,581
Cash and cash equivalents	(17,554)	(29,086)
Net long-term debt	$526,660	$474,495

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of October 7, 2023 and December 31, 2022.

(In thousands)	October 7, 2023	December 31, 2022
Net long-term debt	$526,660	$474,495
Total shareholders' equity	777,267	766,068
Total capital	$1,303,927	$1,240,563

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. At October 7, 2023, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended October 7, 2023, the Company declared $7.5 million in dividends. A 2.4% increase in the quarterly dividend rate from $0.21 per share to $0.215 per share was approved by the Board of Directors and announced on March 1, 2023. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 7, 2023. These commitments consist primarily of purchase commitments, standby letters of credit of $17.7 million as of October 7, 2023, and interest on long-term debt and finance lease liabilities.

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

As of October 7, 2023, the Company maintained an interest rate swap agreement with a maturity date of November 17, 2027 with an aggregate notional amount totaling $150 million. An interest rate swap is an agreement that effectively converts a portion of the variable interest payable on $150 million of the Company's outstanding debt to a fixed rate. The fixed interest rate for the interest rate swap is 3.646%. The variable rate leg of the interest rate swap is the one-month Secured Overnight Financing Rate (SOFR). As of October 7, 2023, the fair value of the interest rate swap was recorded in "Prepaid expenses and other current assets" and "Other assets, net" for $2.5 million and $2.3 million, respectively, and "Accumulated other comprehensive income" for $3.7 million, net of tax.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of October 7, 2023 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the third quarter of 2023 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were not any repurchases of common stock made under this program during the third quarter of 2023. At October 7, 2023, $25.5 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
July 16 - August 12, 2023
Employee Transactions	89	$23.47	N/A	N/A
Repurchase Program	—	$—	—	$25,467
August 13 - September 9, 2023
Employee Transactions	418	$22.14	N/A	N/A
Repurchase Program	—	$—	—	$25,467
September 10 - October 7, 2023
Employee Transactions	94	$21.04	N/A	N/A
Repurchase Program	—	$—	—	$25,467
Total for quarter ended October 7, 2023
Employee Transactions	601	$22.16	N/A	N/A
Repurchase Program	—	$—	—	$25,467

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on August 25, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 7, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 9, 2023	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2023	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)