Form 10-K
period 2023-12-30
SpartanNash Co
filed 2024-02-28
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2023.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the Nasdaq Global Select Market on July 14, 2023 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 30, 2023) was $722,477,443.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 26, 2024 was 34,618,147, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Definitive Proxy Statement for the 2024 Annual Meeting

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K, in the Company’s press releases, and in the Company’s website-accessible conference calls with analysts and investor presentations include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), about the plans, strategies, objectives, goals or expectations of SpartanNash and its subsidiaries (“SpartanNash” or the “Company”). These forward-looking statements may be identifiable by words or phrases indicating that the Company or management “expects,” “projects,” “anticipates,” “plans,” “believes,” “intends,” or “estimates,” or that a particular occurrence or event “may,” “could,” “should,” “will” or “will likely” result, occur or be pursued or “continue” in the future, that the “outlook”, “trend”, "guidance" or "target" is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the Company is “positioned” for a particular result, or similarly stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. The Company’s asset impairment and restructuring cost provisions are estimates and actual costs may be more or less than these estimates and differences may be material. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of the Annual Report, other report, release, presentation, or statement. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially.

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

PART I

Item 1. Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a food solutions company that delivers the ingredients for a better life. Its core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate-owned retail stores, and U.S. military commissaries and exchanges; as well as operating a premier fresh produce distribution network and the Our Family® private label brand. SpartanNash serves customer locations in all 50 states and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar, Djibouti, Korea and Japan. The Company owns and operates 144 supermarkets and shares its operational insights to drive solutions for its food retail independent customers. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

The Company operates two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Where applicable, segment financial information for the comparative prior year periods within this annual report has been recast to reflect our current reportable segment structure.

The Company’s fiscal year end is the Saturday closest to December 31. In this report we discuss information as of and for the fiscal years ending or ended December 28, 2024 ("2024"), December 30, 2023 (“2023” or “current year”), December 31, 2022 (“2022” or “prior year”) and January 1, 2022 (“2021”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and usually includes the Easter holiday. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

Wholesale Segment

The Company’s Wholesale segment uses a multi-channel sales approach to distribute national brand and its own private brand products to independent retailers, national accounts, food service distributors, e-commerce providers, and the Company's corporate-owned retail stores. The Company’s Wholesale segment also contracts with manufacturers and brokers to distribute a wide variety of grocery products to 160 U.S. military commissaries and over 400 exchanges worldwide. Together with its third-party partner, Coastal Pacific Food Distributors ("CPFD"), SpartanNash represents the only global delivery solution to service the Defense Commissary Agency ("DeCA" or "the Agency"). Total net sales from the Company’s Wholesale segment, including sales of $1.2 billion to corporate-owned retail stores that are eliminated in the consolidated financial statements, totaled $8.1 billion for 2023. As of the end of 2023, the Company is among the five largest wholesale distributors in the nation in terms of annual revenue. The Company is focused on growth in its Wholesale segment, through expanded relationships with existing customers as well as new business opportunities.

As of December 30, 2023, the Company operated in all 50 states by leveraging a network of 19 distribution centers, in addition to a facility on the West Coast operated by third-party partner, CPFD, as well as internal transportation fleets and third-party shipping partners, servicing the Wholesale segment. The Company’s extensive geographic reach drives economies of scale, provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry in the long-term. The Company's network also includes distribution centers strategically located among the largest concentration of military bases the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company’s Wholesale segment provides a selection of approximately 90,700 stock-keeping units (SKUs) of national brand and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, and seafood, as well as floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmaceutical products. These product offerings, along with best-in-class services, allow independent retailers the opportunity to support the majority of their operations with a single supplier. The Company also provides a comprehensive menu of support services designed to assist independent retailers in becoming more profitable, efficient, competitive, and informed, ranging from real estate and site surveys to a full suite of merchandising, marketing, accounting, and information technology solutions.

The Company also has a diverse base of national accounts customers, who partner with the Company to centralize their supply across many product categories, and to leverage the Company’s broad geographic reach. Sales to one of the Company’s customers in the Wholesale segment accounted for 16%, 16% and 17% of the Company's net sales for 2023, 2022 and 2021, respectively. No other individual customer exceeded 10% of the Company's net sales in any of the years presented.

The Company is also the primary supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017. The current contract to provide DeCA with private branded products extends through December 2025. In accordance with its contract with DeCA, the Company procures the grocery and related products from various manufacturers and upon receiving customer orders from DeCA, either delivers the products to the U.S. military commissaries itself or engages its worldwide strategic business partner, CPFD, to deliver the products on its behalf. The Company is among one of the four largest distributors to the DeCA commissary system, in terms of annual sales, that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller regional and local providers.

DeCA operates a chain of 235 commissaries on U.S. military installations across the world that sell approximately $4.6 billion of grocery products annually. The Company obtains distribution contracts with manufacturers through competitive bidding processes and direct negotiations. As of December 30, 2023, the Company has approximately 250 distribution contracts representing approximately 600 manufacturers that supply products to the DeCA commissary system and various exchange systems.

The Company’s ten largest Wholesale customers (excluding corporate-owned retail stores) accounted for approximately 40% of total Wholesale net sales for 2023. Approximately 91% of Wholesale net sales to independent retailers and national accounts for 2023 are covered under supply agreements.

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

Retail Segment

As of December 30, 2023, the Company operated 144 corporate-owned retail stores and 36 fuel centers in nine states in the Midwest, primarily under the banners of Family Fare, Martin’s Super Markets, and D&W Fresh Market. Retail banners and store counts are fully detailed in Item 2, “Properties.” The Company’s corporate owned retail stores range in size from approximately 14,000 to 90,000 square feet, or on average, approximately 44,000 square feet per store.

The Company’s convenience and community-focused strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores. This strategy is complemented by e-commerce platforms, including Fast Lane and Groceries to GO, and third-party relationships with DoorDash, Shipt, Instacart Marketplaces, and Uber Eats, which provide online grocery shopping and curbside pickup or delivery at 140 corporate-owned retail locations as of December 30, 2023. These channels are highly valued by customers and continuing to enhance and grow e-commerce platforms is a key component of the Company’s strategy. The Company continues to make investments to support its online ordering systems, the speed and convenience of curbside pickup, and the efficiency and completeness of order fulfillment.

The Company’s corporate-owned retail stores offer nationally branded and the Company's private branded, "OwnBrands" grocery products. These stores also offer perishable food including produce, dairy, meat, delicatessen items, including store prepared “grab and go” meal options, fresh cut fruits and vegetables, bakery goods, frozen food, and seafood, as well as floral, general merchandise, beverages, health and beauty care and fuel. Sixty-five of the Company’s stores contain franchised Starbucks or Caribou Coffee shops, which enhance the customer experience and help to drive traffic. OwnBrands grocery products typically generate higher margins, while also improving customer loyalty by offering quality products at more affordable prices.

As of December 30, 2023, the Company offered pharmacy services in 91 of its corporate-owned retail stores (81 of the pharmacies are owned by the Company) and operated three pharmacy locations not associated with corporate-owned retail locations. The Company believes its pharmacy service offerings are an important part of the consumer experience. Most of the Company’s pharmacies offer low-cost generic drugs and counseling for preventative health and education for its customers. Influenza and COVID-19 vaccinations are available in the pharmacies.

The following chart details the changes in the number of corporate-owned retail stores over the last five fiscal years:

	2019	2020	2021	2022	2023
Number of stores at beginning of year	139	156	156	145	147
Stores acquired or constructed during year	24	1	—	3	—
Stores closed or sold during year	7	1	11	1	3
Number of stores at end of year	156	156	145	147	144

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

Supply Chain Network

The Company’s Wholesale segment comprises 19 distribution centers, in addition to a facility on the West Coast operated by CPFD. The Company warehouses product through approximately 8.9 million square feet of distribution center space. The Company operates a diverse fleet of owned and leased transportation equipment, which includes 629 over-the-road tractors, 336 dry vans and 1,213 refrigerated trailers. In addition, the Company also operates 14 over-the-road tractors, 140 dry vans and 92 refrigerated trailers through short-term rental contracts. The Company carefully manages the approximate 65 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national accounts and corporate-owned retail stores.

The Company continued executing against its comprehensive supply chain initiatives while evolving from a state of transformation to one of continuous improvement. The overall initiatives are focused on executing improvements to supply chain operations across the Company’s network, which continue to result in sustained efficiencies and cost reductions. The Company is making investments in people, process, and technology to support long-term growth and maximize operational efficiencies. The Company is investing in its workforce through an expansion of its onboarding, training and career development programs, and is executing several initiatives aimed at improving associate engagement, customer experience and supply chain performance.

The Company is currently optimizing its network to enable more effective and efficient operations across the supply chain. The Company continues to enhance its inventory management and control practices, while also developing dynamic slotting capabilities to improve order selection efficiency and maximize space utilization. Process improvements are also underway in other areas of warehouse operations, including enhanced labor planning tools and analytical capabilities to improve productivity.

System enhancements in the areas of forecasting and replenishment are intended to support the strategic optimization of inventory, allowing for improved service levels and warehouse capacities, while also reducing excess inventory and shrink. The Company believes that its consolidation of transportation management information systems will also streamline operations and reduce miles traveled.

Marketing and Merchandising

During 2023, the Company continued its customer-led marketing and merchandising transformation. Launched in 2022, the transformation is focused on better engaging retail store shoppers and wholesale customers, using insights to deliver improved omnichannel marketing, promotions, pricing, and assortment. Vendor relationships and customer partnerships were strengthened throughout the year through customer selling shows and expanded partnerships with key suppliers, and also included an enhanced showcase for the Company's OwnBrands. The Company had its largest and best-selling show in 2023 that included record attendance and sales, in addition to award ceremonies for new customers and vendors.

The Company continues to make investments in its consolidated portfolio of strong retail banner brands to deliver an improved overall shopping experience. The Company has focused on efficiency and effectiveness to help drive sales and margin not only within its Retail stores, but also for its Wholesale customers. This includes being a strategic partner to the Company's Wholesale customers by leveraging knowledge gained from its corporate-owned Retail stores regarding best-in-class practices.

In late 2023, the Company launched a program related to streamlining assortment and store planograms. This new approach leverages customer loyalty insights and analytics to choose the best assortment and arrangement on shelf for a better shopping experience.

The Company's OwnBrands have been a particularly important focus to meet the customer and shopper needs. The Company is well positioned to meet increasing demand for premium products at a less than premium price following the launch and continued investment in two premium and exclusive brands: Fresh & Finest, by Our Family, and, Finest Reserve, by Our Family. In partnership with a third party, the Company began implementation of a next generation strategic pricing tool that unlocks efficiency and allows for more effective pricing strategies, which is anticipated to drive sales growth and improve margin mix. New promotional insights have been implemented to set effective promotional prices that drive growth for both corporate-owned retail stores and Wholesale customers.

To harmonize the omnichannel brand experience, loyalty programs and digitization efforts were furthered with personalized customer content, digital coupon capability expansion, and the launch of new retail banner brand e-commerce sites. The Company further increased penetration of digitally active customers through improved digital promotions and pilot programs with independent customers. New chain-wide enhanced media campaigns were also rolled out to leverage in-store and out-of-store assets to deliver a unified customer message around key products and promotions.

Seasonality

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore can be affected by seasons. The Company’s revenues may also be impacted by weather patterns.

Suppliers

The Company purchases products from a large number of national, regional and local suppliers of national brand and OwnBrands merchandise. No single supplier accounts for more than 5% of the Company’s purchases. The Company continues to develop strategic relationships with key suppliers and believes this will prove valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

The Company owns valuable intellectual property, including trademarks, trade names, and other proprietary information, some of which are of material importance to its business.

Technology

In 2023, the Company focused on foundational IT hardware and digitization efforts across all business segments, including the continued transition to Software as a Service (“SaaS”) technology, where production environments are hosted in the cloud.

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

Retail. The Company continued taking additional steps to modernize its retail applications footprint, which began in 2021 with a comprehensive effort to upgrade and digitize its point-of-sale (“POS”) environment. The ongoing upgrade to the POS application includes an integrated feature set which enhances the retail experience both for the Company's corporate-owned retail stores and its independent customers.

Administrative Systems, Infrastructure and Security. The Company has implemented tools to improve both the efficiency and effectiveness of internal reporting and administrative functions. A centralized cloud-based data analytics solution was implemented to consolidate the Company’s analysis and reporting platforms, which supplies the Company with advanced data analytics capabilities to provide better business insights in real-time. Additionally, the Company made several enhancements to its foundational hardware infrastructure including upgrades to the production storage environment and network.

Human Capital

One of the Core Capabilities in Our Winning Recipe is People, and the Company has a keen focus on its People First culture. People First means that investing in Associates is the first investment the Company makes. As the Company cultivates an environment in which Associates can do their best work, it is building the foundation for a high performance and sustainable business. In 2023, the Company launched the People Philosophy, which is a commitment to all of the Associates to create meaningful experiences and growth opportunities, inspiring careers for a better life. The Company also introduced eight behavioral-based competencies that will be used for skill-development, selection, and development.

As of December 30, 2023, the Company employed approximately 17,000 Associates, 10,000 on a full-time basis and 7,000 on a part-time basis. Approximately 7% of our Associates are covered by a collective bargaining agreement representing multiple Wholesale Associates across our business.

Retention. Attracting and retaining talent is imperative to achieving Our Winning Recipe. The Company’s primary initiatives in this area include improving diversity, equity, inclusion and belonging in its workforce, ensuring a safe and secure work environment, maintaining a competitive and compelling total rewards offer and investing in leadership and associate development.

The Company's retention initiatives have resulted in a 9% decrease in the rate of turnover and a 2% increase in the 90-day new hire retention rate compared to the prior year.

Diversity, Equity, Inclusion and Belonging. The Company celebrates diversity and believes employing a diverse workforce where Associates feel like they belong is key to success. SpartanNash expects all of its Associates to reinforce the People First culture to build a diverse and inclusive workplace. As a commitment to this, all Associates are required to complete training on dignity and respect, anti-harassment and anti-discrimination.

The Company leads with inclusion and strives to create an environment where Associates are valued and empowered to support its business objectives, customers and the communities it serves, and to provide Associates connection within the organization. SpartanNash has associate resource groups (ARGs) available for young professionals, multicultural Associates, veterans, women, and additional groups continue to be evaluated.

The Company also believes that it is best served by leaders that have diverse perspectives, education, experience, skills, gender, race, and ethnicity as demonstrated by the current executive leadership team and Board of Directors. The Company will continue to seek out and develop such candidates through its talent acquisition and development practices.

Environment, Health and Safety (EHS). At SpartanNash, focusing on improving the EHS of its Associates, and the communities it serves is an integral part of our People First culture. The Company is fully committed to conducting its operations safely and in an environmentally friendly manner. Objectives for injury prevention, natural resource conservation, energy savings and pollution prevention are achieved by identifying, assessing, and effectively addressing environmental concerns and workplace hazards, and through the integration of EHS considerations, into all relevant business activities.

The Company's goal is to be a safety leader in every industry segment that it operates. Since 2020, the Company has reduced injury rates significantly year-over-year to reach the top quartile for OSHA safety performance as of the year ended December 30, 2023. During this same period, lost-time incidents were reduced by 76%, which includes a 20% improvement year-over-year in 2023. More than 98% of Associates worked injury-free in 2023. Additionally, as a byproduct of the Company’s effort to protect its people, workers' compensation losses were reduced by 36% since 2021.

Associate Engagement and Training. The Company believes that engagement and education are key to ensuring the Company's Associates provide extraordinary performance. The Company conducted an associate engagement survey in 2023 to solicit feedback on its human capital practices. The resulting survey action plans will be used as the basis to further associate engagement efforts in 2024. The Company provides company-wide training on Our Winning Recipe when new Associates join the Company and role-specific training to ensure operational excellence. Targeted leadership development programs are in place for high potential and high performing managers and directors. In addition, all Associates are encouraged to participate in self-paced training curated to develop Associates in leadership and technical skill improvement.

Compensation and Benefits. The Company’s total rewards programs are designed to provide compensation and benefits packages that will attract, retain, reward, and inspire its Associates to achieve a high level of performance. Overall compensation and benefits are regularly reviewed to ensure that they remain competitive with respect to industry benchmarks. Wage investments are made to provide greater incentive pay and to recognize career development. In addition, new benefits have been offered to allow Associates tailored coverage levels. The Company's strategy is to ensure its compensation is competitive in the market, equitable across levels and functions, aligned to skills and performance, and sustainable for the health of the Company.

The Compensation Committee of the Board of Directors has the full authority and responsibility to oversee and approve the Company's executive compensation philosophy and the compensation and benefits policies and programs of the Company. The Committee reviews and approves disclosures related to human capital management contained in the Compensation Discussion and Analysis section of the Company's proxy statement, annual report, and environmental, social and governance report, as applicable.

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

The grocery industry is highly competitive. The Company’s Wholesale and Retail segments have many competitors, including regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, deep discount retailers, limited assortment stores and wholesale membership clubs. Many of the Company’s competitors have greater resources than the Company and may be able to compete more effectively. Additionally, rising headwinds including reduced consumer demand have further intensified the competitive environment.

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

A significant portion of the Company’s sales are with major customers and the Company’s success is heavily dependent on retaining this business and on its customers’ ability to maintain and grow their business.

The Company depends heavily on its customer base which includes certain large and growing customers, and its success is dependent on its customers’ ability to maintain and grow their own business. During the current year, the Company has observed sales volume declines across its Wholesale distribution businesses, including to some of its major customers. To the extent that major customers decide to utilize alternative sources of products, whether through other distributors or self-distribution, or decide to discontinue offering certain products, the Company’s financial condition or profitability may be materially and adversely affected. Similarly, if major customers are not able to maintain or grow their business and honor the terms of its distribution agreements, the Company may be materially and adversely affected through a reduction in revenue and profitability.

Sales to one of the Company’s customers accounted for 16%, 16% and 17% of the Company’s net sales in 2023, 2022 and 2021, respectively. The Company’s ability to maintain a close, mutually beneficial relationship with major customers is an important determinant of the Company’s continued growth and profitability.

The Company may not be able to achieve its growth strategy through successful implementation of its transformation initiatives.

The Company’s long-term strategy includes a focus on revenue growth from new customers, market share gains, and continued expansion into value-add offerings, as well as driving incremental profitability through initiatives including supply chain transformation, merchandising transformation, changes to its go-to-market strategy, and other margin-enhancing innovations, including OwnBrands execution, automation, and retail execution.

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

The Company’s strategy includes growth through the acquisition of additional wholesale distribution and retail store operations. Given the recent consolidation activity, which has resulted in a limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition or may be required to make acquisitions which do not achieve the desired level of profitability or sales. Additionally, future acquisitions of retail grocery stores could result in the Company competing with its independent retailer customers which could adversely affect existing business relationships with those customers. As a result, the Company may not be able to actively identify or pursue suitable acquisition targets in the future, complete acquisitions or obtain the necessary financing all of which may adversely affect the Company’s ability to grow profitably. Furthermore, if the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations. The integration of acquired businesses may also cause us to incur unforeseen costs which may prevent the Company from realizing the anticipated economic, operational, and other benefits and synergies timely and efficiently, all of which may negatively impact sales and long-term growth plans.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

Vulnerabilities within the security of the Company’s information technology (“IT”) applications could create risk for the Company. The Company utilizes IT systems to conduct operations and also receive, transmit, and store many types of sensitive information, including consumers’ personal information, personal health information, information belonging to customers, vendors, business partners, and other third parties, and the Company’s proprietary, confidential, or sensitive information. Cyber threats evolve rapidly and are becoming more sophisticated, which may defeat the security programs and disaster recovery facilities and procedures implemented by the Company. As a result, the Company faces risks of security breaches, theft, espionage, inadvertent release of information, and other technology-related disruptions. Associate error, faulty password management or other problems may compromise the security measures and result in a breach of the Company’s information systems, systems disruptions, data theft or other criminal activity. This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages.

Availability and performance of the Company’s IT systems are vital to the Company’s business. Failure to successfully execute IT projects and have IT systems available to the business would adversely impact the Company’s operations.

The Company has a complex IT infrastructure that is vital to its business operations. The effectiveness of these applications is relevant in supporting management’s effective financial reporting and forecasting on a regular basis. Failures in the operating effectiveness of these applications could create risk for the Company. If the Company is unable to successfully modernize legacy systems in a coordinated manner across internal and external stakeholders, the Company could be subject to business interruption or reputational risk with its customers, suppliers or Associates. The failure of these systems could adversely impact the Company’s business plans and potentially impair the day-to-day business operations. In addition, the Company’s IT systems may be vulnerable to damage or interruption from circumstances beyond its control, including, power outages, computer and telecommunication failures, viruses, errors by Associates, and catastrophic events such as fires, earthquakes, tornados and hurricanes. Any debilitating failure of the Company’s critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in the Company’s business operations including loss of business services, increased cost of moving merchandise and failure to provide service to its customers. Failure to modernize legacy systems efficiently and effectively could result in the loss of the Company’s competitive position and adversely impact its financial condition and results of operations.

Changes in relationships with the Company’s vendor base may adversely affect its business operations.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. Changes in relationships with suppliers could lead to decreased product availability, changes in the Company’s assortment, and decreased promotional funding, which could impact the Company’s product offering and prices offered to customers, and lead to reduced consumer demand decreasing both revenue and profitability.

Changes in product availability and product pricing from vendors may adversely impact the Company’s business operations and profitability.

The Company’s suppliers purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. These products are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. These increased prices, as well as other related expenses that they pass through to their customers, could result in higher costs for the products these vendors supply to the Company. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition and can influence consumer buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of the products the Company purchases from its vendors can from time to time increase significantly and unexpectedly. The Company has faced and could continue to face industry-wide cost inflation. To the extent it is unable to offset present and future cost increases, the Company's operating results could be materially and adversely affected.

Additionally, the Company faces vendor supply chain disruptions from labor availability, raw material shortages, and rising costs. These supply chain disruptions have placed and could continue to place constraints on the Company’s vendors resulting in reduced inbound fill rates and decreased product availability, which could negatively impact sales and profitability.

Changes in macroeconomic conditions may lead to reduced consumer demand and adversely affect the Company's performance.

Macroeconomic uncertainty, including rising inflation, potential economic recession, and increasing interest rates, among other negative macroeconomic conditions, could lead to reduced disposable income for the Company’s consumer base, resulting in less demand for the Company’s products and services. Reduced consumer demand could lead to lower sales and increased product shrink which could adversely affect the Company’s profitability and growth.

It may be difficult for the Company to attract and retain well-qualified Associates and effectively manage increased labor costs.

The Company has previously experienced, and may continue to experience, a shortage of qualified labor, particularly for retail store Associates, warehouse workers, and truck drivers. Such a shortage has caused upward pressure on wages. If the Company is unable to attract and retain quality Associates to meet its needs without significant changes to its compensation offering, the Company could be required to reduce staffing below optimal levels or rely more on higher-cost third-party providers, which could significantly reduce the Company’s profitability and growth.

The Company may not successfully retain or manage transitions with executive leaders and other key personnel.

The Company’s success depends upon the continued services of executive leaders and other key Associates, as well as its ability to effectively transition to their successors. The loss of such personnel may be disruptive to the Company, and if the Company is unable to execute an orderly transition and successfully integrate the new executives or personnel to successfully develop and implement strategic initiatives, the Company’s revenue, operating results and financial performance may be adversely affected. Any future changes to the executive leadership team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. The Company may not be able to timely find suitable successors to key roles as transitions occur or may not successfully integrate successors into its leadership team or the Company’s business operations. The Company’s inability to retain other key leaders or effectively transition to their successors, or any delay in filling any such critical positions, could harm its business and profitability.

The Company's business and reputation may be adversely impacted by the increasing focus on environmental, social and governance matters.

In recent years, there has been an increasing focus by various stakeholders on environmental, social and governance (“ESG”) matters. Implementation of ESG initiatives may have an adverse financial impact on the Company resulting from increased costs required to achieve desired results. Moreover, a partial or complete failure, whether real or perceived, to adequately address ESG priorities or to achieve progress on the Company's reported ESG initiatives, could adversely affect the Company’s reputation and negatively impact the Company’s financial and business operations. Conversely, taking a position, whether real or perceived, on ESG, public policy, geopolitical or similar matters could also adversely impact the reputation of the Company and its financial condition stemming from increased operational and product costs, reputational damage, and shareholder activism.

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

Customers to whom the Company extends credit or for whom the Company guarantees loans may fail to repay the Company.

From time to time, the Company may advance funds, extend credit and lend money to certain independent retailers and guarantee loan obligations of certain customers. The Company seeks to obtain security interest and other credit support in connection with these arrangements, but the collateral may not be sufficient to cover the Company’s exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and materially impact the Company’s operating results and financial condition.

Changes in geopolitical conditions may adversely affect the Company's operations.

Changes in geopolitical conditions, including known and/or developing conflicts, such as those in eastern Europe, the Middle East, and China, could continue to disrupt supply and logistics operations and impact global margins due to increased commodity, energy, and input costs, which could negatively impact the Company's profitability. To the extent these conflicts adversely affect the Company's business, it may also have the effect of heightening other risks disclosed in this document and could further materially and adversely affect the Company's financial condition and profitability.

Threats due to the occurrence of severe weather conditions, natural disasters or other unforeseen events, all of which could become more frequent and extreme due to climate change, could harm the Company’s business.

The Company’s business could be impacted by severe weather conditions, natural disasters, or other events, all of which could become more frequent and extreme due to climate change. These events could affect the warehouse and transportation infrastructure used by the Company and its vendors to supply the Company’s corporate owned retail stores, and Wholesale customers. Insurance programs may not fully cover losses, contingency plans adopted by the Company may fail, and the damage or destruction of Company facilities could compromise its ability to distribute products and generate sales and could increase energy costs needed to operate impacted facilities. Additionally, risks associated with climate change also include the increased use of operational resources associated with complying with any new climate-related legal or regulatory requirements, including mandated use of alternative energy sources such as renewable energy or reduction of greenhouse emissions, all of which could disrupt and adversely affect the business and profitability, financial position or cash flows. Furthermore, unseasonable weather conditions that impact growing conditions and the availability of food could lead to increased product costs to the Company or decreased inventories, which could result in reduced profitability and revenue.

Disease outbreaks and associated responses, may disrupt our business by increasing costs, negatively impacting our supply chain, driving change in consumer behavior, and having an adverse impact on the Company's operations.

Disease outbreaks, such as the COVID-19 pandemic or similar communicable diseases, and responses thereto could affect our industry and our business. Risks and uncertainties related to disease outbreaks, such as duration, concerns related to the health and safety of our Associates and related labor impacts, costs associated with changes in demand, adverse supply chain impacts and impacts to third parties in which the Company relies, increased labor costs, and increased or accelerated competition, or other effects, may materially increase costs, negatively impact sales and damage the Company’s financial condition, profitability, cash flows and its liquidity position. The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with any future pandemic.

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

As of December 30, 2023, the Company had outstanding indebtedness of $597.5 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 6 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. Before consideration of hedging instruments, a hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 30, 2023 would increase interest expense related to such debt by approximately $2.6 million per year.

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

The Company operates in highly regulated environments. The products it distributes and sells through retail stores are subject to inspection and regulatory action by the United States Food and Drug Administration. Our warehouses and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities, and our logistics operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration. The Company is also subject to the international regulations of the European Union’s Import Control System for export shipments that are ultimately made to non-domestic commissaries. Moreover, as a federal contractor, the Company must develop and maintain Affirmative Action Programs under the Rehabilitation Act, as enforced by the Office of Federal Contract and Compliance Programs, which may cause the Company to incur significant reputational and monetary damages for alleged discrimination in employment practices. In addition, there are various other international, U.S. federal, state and local laws, regulations and administrative practices to which the Company is subject, which require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs, tobacco and alcoholic beverages, among others. Changes in federal, state or local minimum wages and overtime laws, federal tax laws, or employee paid leave laws could result in the Company incurring significant labor costs which could have material adverse effects on the Company’s financial position and profitability. The Company employs hourly Associates who are compensated at an hourly rate lower than $15.00. If minimum wage rates increase, the Company would have to increase the wages of Associates who fall below the new minimum and may need to increase the wages of Associates in close proximity above the new minimum to address wage compression. In addition, changes in federal tax regulations may result in significant increases in the Company’s current and deferred tax liabilities, and may include changes in federal tax rates and the deductibility of certain costs. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs for the Company.

A number of the Company’s Associates are covered by collective bargaining agreements, and unions may attempt to organize additional Associates.

Approximately 7% of the Company’s Associates are covered by collective bargaining agreements (“CBAs”) which expire between January 2025 and February 2027. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations.

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

Because the Company’s Wholesale segment sells and distributes grocery products to military commissaries and exchanges in the United States and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, locations of bases, or DeCA’s supply chain may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by the Company, a change by DeCA to a self-distribution model, or a reduction in the number of persons having access to the commissaries and exchanges. Mandated reductions in the government expenditures, including those imposed as a result of a sequestration, may impact the level of funding to DeCA and could have a material impact on the Company’s operations. If DeCA were to make material changes to its supply chain model, for example by limiting distribution authorization, then the Company’s Wholesale segment could be affected.

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

Costs related to multi-employer pension plans could increase.

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, based on obligations arising from its CBAs with Teamsters locals 406 and 908. SpartanNash does not administer or control this Plan, and the Company does not have control over the level of contributions the Company is required to make. Benefit levels and related issues may continue to create collective bargaining challenges. The amount of any increase or decrease in its required contributions to this Plan will depend upon the outcome of collective bargaining, the actions taken by the trustees who manage the Plan, governmental regulations, actual return on investment of Plan assets, the continued viability and contributions of other contributing employers, and the potential payment of withdrawal liability should the Company choose to exit a geographic area, among other factors. Costs related to multi-employer pension plans could increase and adversely affect the Company’s financial conditions and results of operation.

Refer to Note 9 in the accompanying notes to the consolidated financial statements for further information.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management's Role

The Information Security function is led by the Chief Information Security Officer (CISO), under the direction of the Chief Information Officer (CIO). The Company’s CISO, who was appointed in August 2021, has over 20 years of experience within information security and is both a Certified Information Security Manager and a Certified Information Systems Auditor. Key responsibilities of the Information Security function include developing cybersecurity strategies; managing cybersecurity governance; performing cybersecurity risk assessments; ensuring compliance with security standards and regulatory requirements; managing identity and access; monitoring cybersecurity threats; validating cybersecurity alerts; preparing for and responding to cybersecurity incidents; business continuity and disaster recovery plans; and creating security awareness through periodic trainings of both Company leadership and Associates. The CIO, CISO and the Company’s Chief Legal Officer, who also serves as the Chief Compliance Officer, have oversight responsibilities of the Company’s cybersecurity program.

Board Oversight

The Company’s Board of Directors (Board) has appointed the Audit Committee to assist the Board in fulfilling its responsibilities with respect to the oversight of cybersecurity, data security, privacy programs, and the Company’s response to security breaches. Two Company Directors serving on the Audit Committee completed the National Association of Corporate Directors/Carnegie Mellon CERT cyber-risk oversight program along with required examinations and earned the CERT designation. The CISO provides quarterly updates to the Audit Committee, which include a current evaluation of the Company’s maturity within the National Institute of Standards and Technology (NIST) framework, including assessments against key performance indicators, updates on internal phishing campaigns, tabletop exercises conducted at various levels of the organization, and management training. The Audit Committee also reviews reports and recommendations from third parties periodically engaged by the Company to assess the cybersecurity control environment. In addition, the Company’s internal audit function periodically audits elements of the security program and reports its observations to the CISO and the Audit Committee.

Risk Management and Strategy

As a component of the Company’s overall risk management process, which is aligned with a broader Enterprise Risk Management framework, the Company has implemented a multi-layered approach to minimize cybersecurity risk and safeguard its data. The Company conducts cybersecurity risk assessments on a regular basis and responds to identified risk exposures by employing a combination of risk mitigation strategies, including the adoption of cybersecurity controls and maintaining a cybersecurity insurance policy that provides coverage for security breaches. The Company engages third party consultants periodically to evaluate elements of the cybersecurity policy, processes, procedures and controls. The CISO and other members of the Executive Leadership Team respond to applicable recommendations arising from the third-party consultants. In addition, the Company engages a Qualified Security Assessor as part of the compliance requirements for Payment Card Industry (PCI). The Company also engages with a third-party risk management provider to ensure its vendors comply with internal security and privacy requirements and that key vendors are continually monitored for security risks. The Company’s cybersecurity governance practices are based on the Company’s common control framework which incorporates elements from the NIST Cybersecurity Framework, the Center for Internet Security’s benchmark standards, and specific regulatory and industry requirements including Health Insurance Portability and Accountability Act and PCI. The CISO provides at least quarterly updates on the cybersecurity program, including the results of the cybersecurity risk assessments and the related responses, to the Company’s Security Governance Council composed of members of the Executive Leadership Team. The Company continually monitors cybersecurity threats and has a dedicated cybersecurity team in place to identify if any of the threats may lead to a cybersecurity incident. In the event of such an incident, the Company will take decisive measures to thoroughly analyze, contain, and eliminate the threat. Following an incident, a comprehensive review is performed to determine whether the incident meets qualitative or quantitative materiality thresholds, and whether the incident warrants public disclosure.

Effect of Cybersecurity Threats

As of the effective date of this filing, the Company is currently not aware of any known or potential cybersecurity threats that are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial conditions. Although the Company believes it has implemented sufficient security measures to protect against cyber-attacks, unknown cyber incidents could materially disrupt the Company’s operations or compromise sensitive information.

Item 2. Properties

The following table lists the locations and approximate square footage of the distribution centers used by the Company's Wholesale segment as of December 30, 2023. The lease expiration dates for the distribution centers primarily servicing the Wholesale segment range from February 2025 to December 2031. The majority of these leases contain renewal options beyond these dates, if exercised.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan	—	1,179,582	1,179,582
Norfolk, Virginia	188,093	545,073	733,166
Omaha, Nebraska	4,384	686,783	691,167
Bellefontaine, Ohio	—	666,045	666,045
Oklahoma City, Oklahoma	—	608,543	608,543
Lima, Ohio	—	517,552	517,552
Columbus, Georgia (a)	478,702	—	478,702
Bloomington, Indiana	—	471,277	471,277
San Antonio, Texas	—	461,544	461,544
Fargo, North Dakota	158,135	288,824	446,959
Lumberton, North Carolina	386,129	—	386,129
Landover, Maryland	368,088	—	368,088
Severn, Maryland	363,872	—	363,872
Pensacola, Florida	—	355,900	355,900
St. Cloud, Minnesota	—	329,046	329,046
Sioux Falls, South Dakota	79,300	196,114	275,414
Menominee, Michigan	—	253,021	253,021
Bluefield, Virginia	—	187,531	187,531
Indianapolis, Indiana	—	118,497	118,497
Total Square Footage	2,026,703	6,865,332	8,892,035
(a)
The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 30, 2023.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare	Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Iowa, Wisconsin	82	3,548,492	13	512,961	95	4,061,453
Martin's Super Markets	Indiana, Michigan	11	660,228	9	461,727	20	1,121,955
D&W Fresh Market	Michigan	8	393,586	2	84,458	10	478,044
VG’s Grocery	Michigan	8	363,117	1	38,012	9	401,129
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	3	173,740	3	173,740
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Total		114	5,100,269	30	1,354,177	144	6,454,446

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

The Company’s headquarters is located in Grand Rapids, Michigan. The Company maintains offices in multiple states consisting of approximately 224,000 square feet in Company-owned buildings and 24,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers eight stores totaling approximately 372,000 square feet and owns and leases to third parties one warehouse of approximately 422,000 square feet and office space totaling 109,000 square feet.

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

As of February 26, 2024, there were approximately 1,200 shareholders of record of SpartanNash common stock.

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million program, which expires on February 22, 2027. As of December 30, 2023, $25.4 million remains available for share repurchases under the program. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

In 2023, 2022, and 2021 the Company repurchased 765,194, 1,046,538, and 265,000 shares of common stock for approximately $18.6 million, $32.5 million and $5.3 million, respectively.

Repurchases of common stock includes shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The following table provides information regarding SpartanNash's purchases of its own common stock during the 12-week period ended December 30, 2023.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
October 8 - November 4, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$25,399
November 5 - December 2, 2023
Employee Transactions	118	$21.50	N/A	N/A
Repurchase Program	—	$—	—	$25,399
December 3 - December 30, 2023
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$25,399
Total for quarter ended December 30, 2023
Employee Transactions	118	$21.50	N/A	N/A
Repurchase Program	—	$—	—	$25,399

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the S&P SmallCap 600 Food Distributors Index and the S&P SmallCap 600 Index, over a period beginning December 29, 2018 and ending on December 30, 2023.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	December 29,	December 28,	January 2,	January 1,	December 31,	December 30,
	2018	2019	2021	2022	2022	2023
SpartanNash	$100.00	$88.50	$114.57	$175.92	$212.19	$167.22
S&P SmallCap 600	100.00	123.12	137.42	174.27	146.22	169.69
S&P SmallCap 600 Food Distributors	100.00	95.27	106.22	205.33	188.73	156.41

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

About SpartanNash

SpartanNash, headquartered in Grand Rapids, Michigan, is a food solutions company that delivers the ingredients for a better life. As a distributor, wholesaler and retailer with a global supply chain network, SpartanNash customers span a diverse group of national accounts, independent and chain retailers, e-commerce retailers, U.S. military commissaries and exchanges, and its corporate-owned retail stores, pharmacies and fuel centers. SpartanNash distributes grocery and household goods, including fresh produce and its Our Family private label brand, to locations in all 50 states. The Company's two reportable segments, Wholesale and Retail, are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Where applicable, segment financial information for the comparative prior year periods within this report has been recast to reflect the Company's current reportable segment structure.

Overview of 2023

In a challenging macroeconomic environment, the Company has continued to execute on Our Winning Recipe, which continued to support strong financial results in fiscal 2023. The plan continues to generate sustainable improvements in profitability as the Company further optimizes its supply chain network, improves value for its customers through stronger vendor relationships, and captures additional benefits, while providing exceptional customer service and additional offerings. The Company’s 2023 highlights include:

Wholesale

•
Wholesale segment net sales increased $74.0 million compared to the prior year due primarily to the inflationary impact on pricing, partially offset by lower unit volumes.
•
Wholesale segment operating earnings of $87.7 million increased $32.6 million compared to $55.1 million in the prior year. Adjusted EBITDA of $177.9 million increased $12.0 million compared to $165.9 million in the prior year.

Retail

•
Retail comparable store sales increased 2.0% compared to the prior year due primarily to the inflationary impact on pricing, partially offset by lower unit volumes.
•
Retail segment operating earnings of $19.0 million increased $5.6 million compared to $13.4 million in the prior year. Adjusted EBITDA of $79.5 million increased $2.5 million compared to $77.0 million in the prior year.

Other Highlights

•
The supply chain and merchandising transformation initiatives drove approximately $26 million and $29 million in benefits in 2023, respectively. Since launching the transformation work, the Company has improved its throughput(1) rate by double digits, passed along significant benefits to its customers through the Enhanced Category Planning program, and captured $80 million in total gross benefits since 2022. These benefits helped to offset broader industry headwinds which impacted volume and profitability throughout the year.
•
During 2023, the Company returned $48.2 million to shareholders through $29.7 million in cash dividends, or $0.86 per common share, and $18.6 million in share repurchases. In addition, the Company generated net cash from operating activities of $89.3 million in 2023.
•
The Company reported earnings from continuing operations for the fiscal year of $52.2 million, compared to $34.5 million in the prior year. The Company reported adjusted EBITDA for the fiscal year of $257.4 million, compared to $242.9 million in the prior year.
(1)
As a means of evaluating warehouse efficiency, the Company calculates the throughput rate as cases shipped divided by warehouse labor hours worked, excluding salaried hours

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2022 operations in comparison to fiscal 2021, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives including both the supply chain and merchandising transformations, as well as plans to gain market share in both the Retail and Wholesale segments will favorably impact future results. The Company anticipates that additional investments in capital expenditures will be necessary to support these and other programs. Offsetting the Company’s expectations of favorable future results are macroeconomic headwinds including changes in consumer demand driven by inflation, elevated interest rates, and the reduction in government food assistance programs. The Company will also be exposed to other general commodity price changes such as utilities, insurance and fuel costs.

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2023	2022	2021	2023 vs 2022
Net sales	100.0	100.0	100.0	0.9
Gross profit	15.3	15.5	15.7	(0.8)
Selling, general and administrative	14.0	14.8	14.7	(4.3)
Paid time off transition adjustment	—	—	(0.2)	**
Acquisition and integration, net	0.0	0.0	0.0	**
Restructuring and asset impairment, net	0.1	0.0	0.0	**
Operating earnings	1.1	0.7	1.3	55.7
Other expenses, net	0.4	0.2	0.2	69.2
Earnings before income taxes	0.7	0.5	1.1	49.5
Income tax expense	0.2	0.1	0.3	44.3
Net earnings	0.5	0.4	0.8	51.3

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales between fiscal 2023 and fiscal 2022:

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2023	Net Sales	2022	Net Sales	Variance	Change
Wholesale	$6,919,217	71.1%	$6,845,236	71.0%	$73,981	1.1%
Retail	2,810,002	28.9	2,797,864	29.0	12,138	0.4
Net sales	$9,729,219	100.0%	$9,643,100	100.0%	$86,119	0.9%

Net sales increased $86.1 million, or 0.9%, to $9.73 billion in 2023 compared to $9.64 billion in 2022. The increase was attributable to increases in net sales in both the Wholesale and Retail segments, which were favorably impacted by higher pricing from inflationary trends and partially offset by lower volumes.

Wholesale net sales increased $74.0 million, or 1.1%, to $6.92 billion in 2023 compared to $6.85 billion in the prior year. The increase in net sales was due primarily to the inflationary impact on pricing, in addition to the acquisition of Great Lakes Foods in December 2022, which contributed $73.6 million of additional net sales in 2023. The increase in net sales was partially offset by lower case volumes due, in large part, to marketplace demand changes from a certain national account customer. Overall, case volumes for the segment were down 4.5% in the current year.

Retail net sales increased $12.1 million, or 0.4% to $2.81 billion in 2023 compared to $2.80 billion in the prior year. Comparable store sales increased 2.0% in the current year. The increase in net sales was primarily due to inflationary pricing, offset by a 6.4% decline in unit volumes in the current year. Additionally, lower fuel sales reduced reported net sales by 1.3% in the current year. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, in the notes to the consolidated financial statements. Gross profit decreased $11.9 million, or 0.8%, to $1.49 billion in the current year compared to $1.50 billion in the prior year primarily due to lower volumes. As a percent of net sales, gross profit decreased from 15.5% to 15.3% primarily due to lower inflation-related price change benefits in the Wholesale segment compared to elevated levels in the prior year, partially offset by benefits realized from the merchandising transformation initiative and lower LIFO expense. LIFO expense decreased $40.7 million, or 42 basis points, compared to the prior year due to a significant decrease in inflation trends by the end of 2023.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses. SG&A expenses decreased $61.5 million, or 4.3%, to $1.37 billion in the current year from $1.43 billion in the prior year. As a percent of net sales, SG&A expenses decreased from 14.8% to 14.0% primarily due to lower incentive compensation expense compared to the prior year, a reduction in the supply chain expense rates as a result of efficiencies realized from the Company's supply chain transformation initiative, and cycling costs related to shareholder activism in the prior year. These decreases were partially offset by organizational realignment costs in the current year related to the previously announced go-to-market plan.

Acquisition and Integration, net – Acquisition and integration, net was $3.4 million in the current year compared to $0.3 million in the prior year. Current year activity includes fees associated with due diligence activities, purchase agreement negotiation and strategic advice within the Retail segment, as well as incremental costs of integration related to an acquired business in the Wholesale segment. Prior year expense primarily related to acquisitions in both the Retail and Wholesale segments, partially offset by the reversal of a litigation accrual, which was initially established at the time of the Martin's Super Markets acquisition.

Restructuring and Asset Impairment, net – In the current year, $9.2 million of net restructuring and asset impairment charges were incurred. The charges were largely composed of $8.0 million of asset impairment charges in the Wholesale segment related to initiatives associated with continued supply chain network optimization in response to customer demand changes. Additional asset impairment charges of $3.7 million in the current year were related to two store closures in the Retail segment and impairment losses related to a distribution location that sustained storm damage in the Wholesale segment. These charges were partially offset by $2.6 million of gains on sales of assets in the current year primarily related to the sale of a store within the Retail segment. Prior year results included $0.8 million of net restructuring and asset impairment charges, which were largely composed of $5.1 million of asset impairment charges in the Retail segment, which primarily relate to restructuring of the segment's e-commerce delivery model, and $1.8 million of provisions for closing charges associated with lease ancillary costs. These charges in the current year were mostly offset by $6.3 million gain on sales of real property of previously closed locations within the Wholesale and Retail segments.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings:

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2023	Net Sales	2022	Net Sales	Variance	Net Sales
Wholesale	$87,701	1.3%	$55,137	0.8%	$32,564	0.5%
Retail	19,011	0.7	13,407	0.5	5,604	0.2
Operating earnings	$106,712	1.1%	$68,544	0.7%	$38,168	0.4%

The Company reported operating earnings of $106.7 million in the current year compared to $68.5 million in the prior year. The increase of $38.2 million, or 55.7%, was attributable to changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $32.6 million, or 59.1%, to $87.7 million in the current year from $55.1 million in the prior year. The increase was primarily attributable to efficiencies realized from the Company's supply chain transformation initiative, lower incentive compensation, lower LIFO expense, and benefits realized from the merchandising transformation initiative. The increases in operating earnings were partially offset by a decline in unit volume, the anticipated lower inflation related price change benefits compared to elevated levels in the prior year, and increased restructuring and asset impairment charges.

Retail operating earnings increased $5.6 million, or 41.8%, to $19.0 million in the current year compared to $13.4 million in the prior year. The increase in operating earnings was due to lower incentive compensation and reduced asset impairment and restructuring charges, partially offset by a decline in unit volume, greater investments in store wages, and an increase in acquisition and integration costs.

Interest Expense – Interest expense increased $17.1 million, or 75.0%, to $39.9 million in the current year from $22.8 million in the prior year primarily due to rising interest rates. Higher interest rates on the Company's credit facility were driven by federal monetary policy tightening and accounted for approximately $13.3 million of the increase in interest expense in the current year. The weighted average interest rate for all borrowings, including loan fee amortization increased 2.38% to 7.03% in 2023, compared to 4.65% in 2022. The total debt balance increased $93.9 million to $597.5 million in 2023, compared to $503.6 million in 2022.

Income Taxes – The Company’s effective income tax rates were 25.5% and 26.4% for 2023 and 2022, respectively. The differences from the federal statutory rate in the current year were primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete benefits due to a changes in tax contingencies, and discrete benefits related to stock compensation. In the prior year, the difference from the federal statutory rate was primarily due to state taxes, and non-deductible expenses, partially offset by tax benefits associated with federal tax credits and discrete tax benefits related to stock compensation.

Non-GAAP Financial Measures

In addition to reporting financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company also provides information regarding adjusted operating earnings, adjusted earnings from continuing operations, as well as per diluted share ("adjusted EPS"), net long-term debt to total capital, and adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”). These are non-GAAP financial measures, as defined below, and are used by management to allocate resources, assess performance against its peers and evaluate overall performance. The Company believes these measures provide useful information for both management and its investors. The Company believes these non-GAAP measures are useful to investors because they provide additional understanding of the trends and special circumstances that affect its business. These measures provide useful supplemental information that helps investors to establish a basis for expected performance and the ability to evaluate actual results against that expectation. The measures, when considered in connection with GAAP results, can be used to assess the overall performance of the Company as well as assess the Company’s performance against its peers. These measures are also used as a basis for certain compensation programs sponsored by the Company. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its financial results in these adjusted formats.

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the year and operating and non-operating costs associated with the postretirement plan amendment and settlement. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with recognition of plan settlement losses and amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, costs related to shareholder activism, operating and non-operating costs associated with the postretirement plan amendment and settlement, non-operating costs associated with the write off of certain unamortized deferred financing costs related to the debt modification, organizational realignment, and severance associated with cost reduction initiatives. Costs related to shareholder activism include consulting, legal and other expenses incurred in relation to shareholder activism activities. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with recognition of plan settlement losses and amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Prior year organizational realignment includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of a reduction-in-force. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

In 2021, adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA also exclude the transition impact of a new paid time off plan, which is not expected to recur in the foreseeable future. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for 2023, 2022 and 2021.

(In thousands)	2023	2022	2021
Operating earnings	$106,712	$68,544	$112,200
Adjustments:
LIFO expense	16,104	56,823	18,652
Acquisition and integration, net	3,416	343	708
Restructuring and asset impairment, net	9,190	805	2,886
Organizational realignment, net	5,239	1,859	589
Severance associated with cost reduction initiatives	318	831	423
Legal settlement	900	—	—
Postretirement plan amendment and settlement	94	133	—
Costs related to shareholder activism	—	7,335	—
Paid time off transition adjustment	—	—	(21,371)
Adjusted operating earnings	$141,973	$136,673	$114,087
Wholesale:
Operating earnings	$87,701	$55,137	$45,229
Adjustments:
LIFO expense	12,388	48,282	15,755
Acquisition and integration, net	216	239	—
Restructuring and asset impairment, net	8,548	(2,363)	427
Organizational realignment, net	3,269	1,160	374
Severance associated with cost reduction initiatives	303	689	310
Legal settlement	900	—	—
Postretirement plan amendment and settlement	59	83	—
Costs related to shareholder activism	—	4,577	—
Paid time off transition adjustment	—	—	(10,041)
Adjusted operating earnings	$113,384	$107,804	$52,054
Retail:
Operating earnings	$19,011	$13,407	$66,971
Adjustments:
LIFO expense	3,716	8,541	2,897
Acquisition and integration, net	3,200	104	708
Restructuring and asset impairment, net	642	3,168	2,459
Organizational realignment, net	1,970	699	215
Severance associated with cost reduction initiatives	15	142	113
Postretirement plan amendment and settlement	35	50	—
Costs related to shareholder activism	—	2,758	—
Paid time off transition adjustment	—	—	(11,330)
Adjusted operating earnings	$28,589	$28,869	$62,033

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for 2023, 2022 and 2021.

	2023		2022		2021
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Net earnings	$52,237	$1.50	$34,518	$0.95	$73,751	$2.05
Adjustments:
LIFO expense	16,104		56,823		18,652
Acquisition and integration, net	3,416		343		708
Restructuring and asset impairment, net	9,190		805		2,886
Organizational realignment, net	5,239		1,859		589
Severance associated with cost reduction initiatives	318		831		423
Pension refund from annuity provider	—		(200)		—
Legal settlement	900		—		—
Postretirement plan amendment and settlement	(3,174)		(776)		—
Costs related to shareholder activism	—		7,335		—
Paid time off transition adjustment	—		—		(21,371)
Write off of deferred financing costs	—		236		—
Total adjustments	31,993		67,256		1,887
Income tax effect on adjustments (a)	(8,218)		(17,083)		(737)
Total adjustments, net of taxes	23,775	0.68	50,173	1.38	1,150	0.03
Adjusted earnings from continuing operations	$76,012	$2.18	$84,691	$2.33	$74,901	$2.08

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

Following is a reconciliation of net earnings to adjusted EBITDA for 2023, 2022 and 2021.

(In thousands)	2023	2022	2021
Net earnings	$52,237	$34,518	$73,751
Income tax expense	17,888	12,397	24,906
Other expenses, net	36,587	21,629	13,543
Operating earnings	106,712	68,544	112,200
Adjustments:
LIFO expense	16,104	56,823	18,652
Depreciation and amortization	98,639	94,180	92,711
Acquisition and integration, net	3,416	343	708
Restructuring and asset impairment, net	9,190	805	2,886
Cloud computing amortization	5,034	3,650	2,140
Organizational realignment, net	5,239	1,859	589
Severance associated with cost reduction initiatives	318	831	423
Stock-based compensation	12,536	8,589	6,975
Stock warrant	1,559	2,158	1,958
Non-cash rent	(2,599)	(3,444)	(4,059)
Loss (gain) on disposal of assets	259	1,073	(106)
Legal settlement	900	—	—
Postretirement plan amendment and settlement	94	133	—
Costs related to shareholder activism	—	7,335	—
Paid time off transition adjustment	—	—	(21,371)
Adjusted EBITDA	$257,401	$242,879	$213,706
Wholesale:
Operating earnings	$87,701	$55,137	$45,229
Adjustments:
LIFO expense	12,388	48,282	15,755
Depreciation and amortization	51,535	47,601	46,487
Acquisition and integration, net	216	239	—
Restructuring and asset impairment, net	8,548	(2,363)	427
Cloud computing amortization	3,414	2,537	1,517
Organizational realignment, net	3,269	1,160	374
Severance associated with cost reduction initiatives	303	689	310
Stock-based compensation	8,216	5,646	4,373
Stock warrant	1,559	2,158	1,958
Non-cash rent	(134)	(382)	811
(Gain) loss on disposal of assets	(83)	512	(42)
Legal settlement	900	—	—
Postretirement plan amendment and settlement	59	83	—
Costs related to shareholder activism	—	4,577	—
Paid time off transition adjustment	—	—	(10,041)
Adjusted EBITDA	$177,891	$165,876	$107,158
Retail:
Operating earnings	$19,011	$13,407	$66,971
Adjustments:
LIFO expense	3,716	8,541	2,897
Depreciation and amortization	47,104	46,579	46,224
Acquisition and integration, net	3,200	104	708
Restructuring and asset impairment, net	642	3,168	2,459
Cloud computing amortization	1,620	1,113	623
Organizational realignment, net	1,970	699	215
Severance associated with cost reduction initiatives	15	142	113
Stock-based compensation	4,320	2,943	2,602
Non-cash rent	(2,465)	(3,062)	(4,870)
Loss (gain) on disposal of assets	342	561	(64)
Postretirement plan amendment and settlement	35	50	—
Costs related to shareholder activism	—	2,758	—
Paid time off transition adjustment	—	—	(11,330)
Adjusted EBITDA	$79,510	$77,003	$106,548

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

Guarantees of Debt Obligations of Others. The Company may guarantee debt and lease obligations of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt, which would be due in accordance with the underlying agreements. The Company evaluates the likelihood that funding will occur and the expected credit losses on commitments to be funded using an expected loss model.

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

Goodwill. The Company has two reporting units, which are the same as the Company’s reportable segments. Fair values are determined based on the discounted cash flows and comparable market values of each reportable segment. If a reporting unit’s fair value is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization. Therefore, a significant and sustained decline in the Company’s stock price could result in goodwill impairment charges. During times of financial market volatility, significant judgment is given to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances.

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

As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 8, 2023, the Wholesale and Retail reporting units had fair values that were substantially in excess of their carrying values. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Wholesale or Retail segments are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above. There were no impairments of these assets in 2023, 2022 or 2021.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $11.7 million, $5.1 million and $3.8 million for 2023, 2022 and 2021, respectively.

Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the economy, the competitive environment, real estate market conditions and inflation. If the book value of assets is determined to not be recoverable, future cash flows for the expected useful life of the asset group are discounted using a rate based on the WACC of the reportable segment in which the asset resides, consistent with the discussion above.

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Cash flow activities
Net cash provided by operating activities	$89,327	$110,350	$161,155
Net cash used in investing activities	(116,517)	(100,948)	(47,978)
Net cash provided by (used in) financing activities	16,068	9,018	(122,414)
Net (decrease) increase in cash and cash equivalents	(11,122)	18,420	(9,237)
Cash and cash equivalents at beginning of year	29,086	10,666	19,903
Cash and cash equivalents at end of year	$17,964	$29,086	$10,666

Net cash provided by operating activities. Net cash provided by operating activities in the current year decreased compared to the prior year by $21.0 million, due primarily to changes in working capital.

Net cash used in investing activities. Net cash used in investing activities increased $15.6 million in 2023 compared to 2022 primarily due to a decrease in net proceeds received from the sale of assets and an increase in capital expenditures in the current year in line with the Company's long-term plan. The increase in cash used in investing activities was partially offset by acquisitions in both the Wholesale and Retail segments in the prior year.

The Wholesale and Retail segments utilized 62.8% and 37.2% of capital expenditures, respectively, for the current year. Capital expenditures for 2023 primarily related to investments in supply chain infrastructure, store remodels, IT upgrades and implementations, and equipment upgrades. Capital expenditures were $120.3 million in the current year and cloud computing application development spend, which is included in operating activities, was $7.0 million, compared to capital expenditures of $97.3 million and cloud computing application development spend of $4.8 million in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities increased $7.1 million in 2023 compared to 2022 primarily due to a decrease in share repurchases in the current year, partially offset by a lower rate of borrowing in the current year on the Company's senior credit facility.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, increased $93.9 million to $597.5 million as of December 30, 2023 from $503.6 million at December 31, 2022. The increase in total debt was driven by additional borrowings on the senior credit facility to fund changes in working capital, purchases of property, plant and equipment, and share repurchases. The Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement") matures on November 17, 2027. In 2023, the Company entered into amendments (the "Amendments") to the Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement"). The principal terms of the Amendments included increasing the size of the Tranche A portion of the Company's revolving credit facility by $130 million in 2023. The Credit Agreement provides for a Tranche A revolving loan of up to $1.17 billion and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of December 30, 2023, the senior secured credit facility had outstanding borrowings of $522.5 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $483.2 million at December 30, 2023. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $17.7 million were outstanding as of December 30, 2023. The Company anticipates that additional borrowings may be required to fund increased investments in expenditures related to both organic and inorganic initiatives included in the long-term strategic plan. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.63:1 at December 30, 2023 compared to 1.51:1 at December 31, 2022, and its investment in working capital was $417.6 million at December 30, 2023 compared to $361.4 million at December 31, 2022. The net long-term debt to total capital ratio was 0.43:1 at December 30, 2023, compared to 0.38:1 at December 31, 2022. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net long-term debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt, a non-GAAP measure, as of December 30, 2023 and December 31, 2022.

	December 30,	December 31,
(In thousands)	2023	2022
Current portion of long-term debt and finance lease liabilities	$8,813	$6,789
Long-term debt and finance lease liabilities	588,667	496,792
Total debt	597,480	503,581
Cash and cash equivalents	(17,964)	(29,086)
Net long-term debt	$579,516	$474,495

The Company’s material cash requirements as of December 30, 2023 primarily include long-term debt, including the estimated interest on the long-term debt, operating and finance lease liabilities, purchase obligations, and capital expenditure commitments. For additional information related to long-term debt and lease obligations, refer to Notes 6 and 10, respectively, in the notes to the consolidated financial statements. Purchase obligations include the amount of product the Company is contractually obligated to purchase in order to earn advanced contract monies that are receivable under the contracts, the majority of which are due in the next 12 months.

Cash Dividends

The Company declared a quarterly cash dividend of $0.215, $0.21 and $0.20 per common share in each quarter of 2023, 2022, and 2021, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

The Company had $522.5 million of variable rate debt as of December 30, 2023. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 30, 2023 would increase interest expense related to such debt by approximately $2.6 million per year. The weighted average interest rate on debt outstanding during the year ended December 30, 2023 was 7.03%.

As of December 30, 2023, the Company maintained an interest rate swap agreement with a maturity date of November 17, 2027 and an aggregate notional amount totaling $150 million. The Company utilizes the interest rate swap to mitigate its exposure to changes in variable interest rates on a portion of the Company's outstanding Revolving Credit Facility. Per the terms of the swap, the Company receives one-month term Secured Overnight Financing Rate (SOFR) and pays a fixed interest rate of 3.646%. The Company's interest rate swap is designated as a cash flow hedge as defined by GAAP. Accordingly, the change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the consolidated statements of earnings when the hedged transactions affect earnings. As of December 30, 2023, the fair value of the interest rate swap was recorded in "Prepaid expenses and other current assets" and "Other long-term liabilities" for $1.7 million and $1.9 million, respectively, and "Accumulated other comprehensive income" for ($0.3) million, net of tax.

At December 30, 2023 the estimated fair value of the Company’s fixed rate long-term debt was higher than book value by approximately $1.2 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 30, 2023:

	December 30, 2023		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2024	2025	2026	2027	2028	Thereafter
Fixed rate debt
Principal payable	$80,626	$79,383	$8,813	$8,693	$10,024	$7,607	$7,530	$36,716
Average interest rate			6.54%	6.60%	6.67%	6.71%	6.68%	6.26%

Variable rate debt
Principal payable	$522,491	$522,491	$—	$—	$—	$522,491	$—	$—
Average interest rate			7.20%	7.20%	7.20%	7.20%	N/A	N/A

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Wholesale Reporting Unit — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company evaluates goodwill for impairment annually during the fourth quarter, and more frequently if circumstances indicate impairment is more likely than not to have occurred. The goodwill balance was $182 million as of December 30, 2023, $181 million of which was allocated to the Wholesale reporting unit (“Wholesale”).

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

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 28, 2024

We have served as the Company's auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	December 30,	December 31,
(In thousands)	2023	2022
Assets
Current assets
Cash and cash equivalents	$17,964	$29,086
Accounts and notes receivable, net	421,859	404,016
Inventories, net	575,226	571,065
Prepaid expenses and other current assets	62,440	62,244
Total current assets	1,077,489	1,066,411

Property and equipment, net	649,071	610,220
Goodwill	182,160	182,160
Intangible assets, net	101,535	106,341
Operating lease assets	242,146	257,047
Other assets, net	103,174	84,382

Total assets	$2,355,575	$2,306,561

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$473,419	$487,215
Accrued payroll and benefits	78,076	103,048
Other accrued expenses	57,609	62,465
Current portion of operating lease liabilities	41,979	45,453
Current portion of long-term debt and finance lease liabilities	8,813	6,789
Total current liabilities	659,896	704,970

Long-term liabilities
Deferred income taxes	73,904	66,293
Operating lease liabilities	226,118	239,062
Other long-term liabilities	28,808	33,376
Long-term debt and finance lease liabilities	588,667	496,792
Total long-term liabilities	917,497	835,523

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 34,610 and 35,079 shares outstanding	460,299	468,061
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	796	2,979
Retained earnings	317,087	295,028
Total shareholders’ equity	778,182	766,068

Total liabilities and shareholders’ equity	$2,355,575	$2,306,561
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

(In thousands, except per share amounts)	2023	2022	2021
Net sales	$9,729,219	$9,643,100	$8,931,039
Cost of sales	8,243,663	8,145,625	7,527,160
Gross profit	1,485,556	1,497,475	1,403,879

Operating expenses
Selling, general and administrative	1,366,238	1,427,783	1,309,456
Paid time off transition adjustment	—	—	(21,371)
Acquisition and integration, net	3,416	343	708
Restructuring and asset impairment, net	9,190	805	2,886
Total operating expenses	1,378,844	1,428,931	1,291,679

Operating earnings	106,712	68,544	112,200

Other expenses and (income)
Interest expense, net	39,887	22,791	13,851
Other, net	(3,300)	(1,162)	(308)
Total other expenses, net	36,587	21,629	13,543

Earnings before income taxes	70,125	46,915	98,657
Income tax expense	17,888	12,397	24,906
Net earnings	$52,237	$34,518	$73,751

Net earnings per basic common share	$1.53	$0.98	$2.07

Net earnings per diluted common share	$1.50	$0.95	$2.05

Weighted average shares outstanding:
Basic	34,211	35,279	35,639
Diluted	34,901	36,313	35,943

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

(In thousands)	2023	2022	2021
Net earnings	$52,237	$34,518	$73,751

Other comprehensive (loss) income, before tax
Change in interest rate swap	(412)	—	—
Postretirement liability adjustment	(2,475)	5,875	1,087
Total other comprehensive (loss) income, before tax	(2,887)	5,875	1,087

Income tax benefit (expense) related to items of other comprehensive (loss) income	704	(1,441)	(266)

Total other comprehensive (loss) income, after tax	(2,183)	4,434	821
Comprehensive income	$50,054	$38,952	$74,572

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 2, 2021	35,851	$491,819	$(2,276)	$245,506	$735,049
Net earnings	—	—	—	73,751	73,751
Other comprehensive income	—	—	821	—	821
Dividends - $0.80 per share	—	—	—	(28,716)	(28,716)
Share repurchases	(265)	(5,325)	—	—	(5,325)
Stock-based compensation	—	6,868	—	—	6,868
Stock warrant	—	1,958	—	—	1,958
Issuance of common stock for stock bonus plan and associate stock purchase plan	37	715	—	—	715
Issuance of restricted stock	563	—	—	—	—
Cancellations of stock-based awards	(238)	(2,252)	—	—	(2,252)
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	34,518	34,518
Other comprehensive income	—	—	4,434	—	4,434
Dividends - $0.84 per share	—	—	—	(30,031)	(30,031)
Share repurchases	(1,047)	(32,494)	—	—	(32,494)
Stock-based compensation	—	8,353	—	—	8,353
Stock warrant	—	2,158	—	—	2,158
Issuance of common stock for associate stock purchase plan	21	587	—	—	587
Issuance of restricted stock	391	—	—	—	—
Cancellations of stock-based awards	(234)	(4,326)	—	—	(4,326)
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	52,237	52,237
Other comprehensive loss	—	—	(2,183)	—	(2,183)
Dividends - $0.86 per share	—	—	—	(30,178)	(30,178)
Share repurchases	(765)	(18,595)	—	—	(18,595)
Stock-based compensation	—	12,221	—	—	12,221
Stock warrant	—	1,559	—	—	1,559
Issuance of common stock for associate stock purchase plan and other stock-based awards	54	1,034	—	—	1,034
Issuances of restricted stock	448	—	—	—	—
Cancellations of stock-based awards	(206)	(3,981)	—	—	(3,981)
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)	2023	2022	2021
Cash flows from operating activities
Net earnings	$52,237	$34,518	$73,751
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment and other charges	9,089	553	2,973
Depreciation and amortization	98,639	94,180	92,711
Non-cash rent	(3,397)	(4,339)	(4,854)
LIFO expense	16,104	56,823	18,652
Postretirement benefits (income) expense	(2,316)	(890)	1,611
Deferred income taxes	8,229	1,415	17,603
Stock-based compensation expense	12,268	8,353	6,868
Stock warrant	1,559	2,158	1,958
Loss (gain) on disposals of assets	259	1,073	(106)
Other operating activities	1,741	2,183	1,262
Changes in operating assets and liabilities:
Accounts receivable	(17,228)	(38,168)	(4,005)
Inventories	(21,925)	(92,346)	320
Prepaid expenses and other assets	(14,913)	4,683	(18,992)
Accounts payable	(17,478)	28,069	(18,286)
Accrued payroll and benefits	(27,348)	16,855	(37,331)
Current income taxes	(424)	4,658	17,475
Other accrued expenses and other liabilities	(5,769)	(9,428)	9,545
Net cash provided by operating activities	89,327	110,350	161,155
Cash flows from investing activities
Purchases of property and equipment	(120,330)	(97,280)	(79,427)
Net proceeds from the sale of assets	4,333	36,825	29,375
Acquisitions, net of cash acquired	(780)	(41,429)	—
Loans to customers	(750)	—	(180)
Payments from customers on loans	1,298	1,358	2,317
Other investing activities	(288)	(422)	(63)
Net cash used in investing activities	(116,517)	(100,948)	(47,978)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,359,560	1,468,649	1,374,478
Payments on senior secured credit facility	(1,282,948)	(1,382,409)	(1,455,016)
Proceeds from other long-term debt	1,000	—	—
Repayment of other long-term debt and finance lease liabilities	(8,157)	(6,849)	(5,710)
Share repurchases	(18,527)	(32,494)	(5,325)
Net payments related to stock-based award activities	(3,981)	(4,326)	(2,252)
Dividends paid	(29,660)	(29,708)	(28,327)
Financing fees paid	(1,219)	(3,845)	(262)
Net cash provided by (used in) financing activities	16,068	9,018	(122,414)

Net (decrease) increase in cash and cash equivalents	(11,122)	18,420	(9,237)
Cash and cash equivalents at beginning of year	29,086	10,666	19,903
Cash and cash equivalents at end of year	$17,964	$29,086	$10,666

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ended December 30, 2023 ("2023" or “current year”), December 31, 2022 (“2022” or “prior year”) and January 1, 2022 (“2021”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks.

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

Cost of Sales: Cost of sales represents the cost of inventory sold during the period, which includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. The Company’s cost of sales and gross profit may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company’s buying and merchandising activities consist primarily of promotional allowances, which are allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the related product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The Wholesale segment includes shipping and handling costs in the selling, general and administrative section of operating expenses within the consolidated statements of earnings.

Cash and Cash Equivalents: Cash and cash equivalents consists of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Accounts and Notes Receivable: Accounts and notes receivable are presented net of allowances for credit losses of $5.8 million and $7.0 million as of December 30, 2023 and December 31, 2022, respectively. The Company estimates losses using an expected loss model, considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. The Company also records specific reserves for credit losses in certain circumstances using a similar estimated loss model. Operating results include net bad debt (income) expense of $(0.4) million, $3.3 million and $(0.3) million for 2023, 2022 and 2021, respectively.

Accounts and notes receivable are composed of the following:

	December 30,	December 31,
(In thousands)	2023	2022
Current notes receivable	$2,613	$1,622
Customer accounts receivable	379,208	375,550
Other receivables	44,649	32,942
Allowance for credit losses	(4,611)	(6,098)
Net accounts and current notes receivable	$421,859	$404,016
Long-term notes receivable	$7,369	$8,573
Allowance for credit losses	(1,212)	(948)
Net long-term notes receivable	$6,157	$7,625

Inventory Valuation: Inventories are valued at the lower of cost or net realizable value. Approximately 90.4% and 87.5% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 30, 2023 and December 31, 2022, respectively. If replacement cost had been used, inventories would have been $154.7 million and $138.6 million higher at December 30, 2023 and December 31, 2022, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2023, 2022 and 2021, certain inventory quantities were reduced which resulted in the liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $4.0 million, $2.1 million and $2.1 million in 2023, 2022 and 2021, respectively. The Company accounts for its Wholesale segment inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost, determined by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company estimates allowances for inventory shortages based on the results of recent physical counts.

Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment during the last quarter of each year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reportable segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 7, for a discussion of fair value levels.

Intangible assets primarily consist of trade names, customer relationships, pharmacy prescription lists, non-compete agreements, liquor licenses and franchise fees. The following assets are amortized on a straight-line basis over the period of time in which their expected benefits will be realized: customer relationships and prescription lists (period of expected benefit reflecting the pattern in which the economic benefits are consumed), non-compete agreements and franchise fees (length of agreements). Indefinite-lived trade names and liquor licenses are not amortized but are tested at least annually for impairment.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and totaled $45.9 million and $47.3 million as of December 30, 2023 and December 31, 2022, respectively.

Cloud Computing Arrangements: Implementation costs for software that is accessed in hosted cloud computing arrangements is accounted for in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. Capitalized development costs of hosted cloud computing arrangements include configuration, installation, licenses, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, including any options to extend the hosting arrangement that the Company is reasonably certain to exercise, generally 3 to 8 years. These costs are classified in the consolidated balance sheets in “Prepaid expenses and other current assets” or “Other assets, net” based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. The net book value of these implementation costs was $24.3 million and $21.3 million, as of December 30, 2023 and December 31, 2022, respectively.

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

Impairment of Long-Lived Assets: The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted expected future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets to be sold or disposed of are reported at the lower of carrying amount or fair value, less the cost to sell. Fair values are determined by independent appraisals or expected sales prices based upon market participant data developed by third party professionals or by internal licensed real estate professionals. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of operations. These estimates project cash flows several years into the future and are affected by changes in the Company's performance, economy, real estate market conditions and inflation. The Company evaluates definite-lived intangible asset and operating and finance lease asset impairments in conjunction with testing of the related asset groups as described above. Impairment reserves are applied proportionally as a reduction to the assets in the asset group, including lease assets.

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from 1 to 5 years. Subsequent adjustments to closed property reserves are made when actual exit costs differ from the original estimates. These adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

Debt Issuance Costs: Debt issuance costs are amortized over the term of the related financing agreement and are included as a direct deduction from the carrying amount of the related debt liability in “Long-term debt and finance lease liabilities” in the consolidated balance sheets.

Insurance Reserves: SpartanNash is insured through self-insurance retentions or high deductible programs for workers’ compensation, general liability, and automobile liability, and is also self-insured for healthcare costs. Self-insurance liabilities are recorded based on claims filed and an estimate of claims incurred but not yet reported. Workers’ compensation, general liability and automobile liabilities are actuarially estimated based on available historical information on an undiscounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis for its self-insurance retentions and high deductible programs. On a per claim basis, the Company’s exposure is up to $0.5 million for workers’ compensation and general liability and $2.0 million for automobile liability. For healthcare, the Company’s exposure is up to $0.6 million in annual claims for each covered individual.

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2023	2022	2021
Balance at beginning of year	$18,157	$19,445	$16,737
Expenses	63,722	64,386	72,101
Claim payments, net of employee contributions	(63,700)	(65,674)	(69,393)
Balance at end of year	$18,179	$18,157	$19,445

The current portion of the self-insurance liability was $10.9 million and $10.2 million as of December 30, 2023 and December 31, 2022, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $7.3 million and $7.9 million as of December 30, 2023 and December 31, 2022, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Outstanding nonvested restricted stock incentive awards under the Company’s 2015 Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Awards under the 2020 Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of both the restricted stock awards and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the diluted EPS calculations because they were anti-dilutive were 19,765, 2,882, and 13,614 for 2023, 2022, and 2021 respectively. Performance share unit awards are not included within the calculation of diluted EPS as the performance criteria has not been met as of the year ended December 30, 2023.

The following table sets forth the computation of basic and diluted EPS:

(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net earnings	$52,237	$34,518	$73,751
Adjustment for earnings attributable to participating securities	(408)	(404)	(1,399)
Net earnings used in calculating earnings per share	$51,829	$34,114	$72,352
Denominator:
Weighted average shares outstanding, including participating securities	34,211	35,279	35,639
Adjustment for participating securities	(267)	(413)	(676)
Shares used in calculating basic earnings per share	33,944	34,866	34,963
Effect of dilutive stock warrant	584	847	225
Effect of dilutive restricted stock awards	106	187	79
Shares used in calculating diluted earnings per share	34,634	35,900	35,267
Basic earnings per share	$1.53	$0.98	$2.07
Diluted earnings per share	$1.50	$0.95	$2.05

Stock-Based Employee Compensation: All share-based payments to Associates are generally recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards and performance stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period. Performance stock units require the Company to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in the Company's estimates of the level of financial performance measures expected to be achieved, the related stock-based compensation expense may be significantly increased or reduced in the period that the estimate changes.

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 30, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $33.7 million, $37.6 million and $37.7 million in 2023, 2022 and 2021, respectively.

Interest Rate Swaps: The Company utilizes an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates applicable to its credit facility. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates. The Company has designated its interest rate swap as a cash flow hedge. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive (loss) income" in the consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the consolidated statements of earnings when the hedged transactions affect earnings.

Accumulated Other Comprehensive (Loss) Income (“AOCI”): The Company reports comprehensive income, which includes net earnings and other comprehensive (loss) income. Other comprehensive (loss) income refers to expenses, gains and losses that are not included in net earnings, such as postretirement liability adjustments and changes in the fair value of interest rate swaps, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income.

Adoption of New Accounting Standards: As of December 30, 2023 and for the year then ended, there were no recently adopted accounting standards that had a material impact on the Company's consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company's consolidated financial statements.

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

The Company’s Wholesale customer base is diverse. Sales to one customer in the Wholesale segment represented 16%, 16%, and 17% of the Company's net sales for 2023, 2022 and 2021, respectively. No other single customer exceeded 10% of the Company's net sales in any of the years presented.

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

Retail Sales – The corporate-owned retail stores recognize revenue at the time the customer takes possession of the goods. While there are no formal contracts related to these sales, they are within the scope of ASC 606. Customer returns are not material. The Company does not recognize a sale when it sells gift cards and gift certificates or a reduction of sales when it awards fuel discounts; rather, the impact to revenue is recognized when the customer redeems the fuel discounts, gift card or gift certificate to purchase product.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	2023
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,678,297	$1,081,840	$3,760,137
Fresh (b)	2,153,564	1,048,759	3,202,323
Non-food (c)	1,985,816	512,679	2,498,495
Fuel	—	165,684	165,684
Other	101,540	1,040	102,580
Total	$6,919,217	$2,810,002	$9,729,219
Type of customers:
Individuals	$—	$2,808,962	$2,808,962
Independent retailers (d)	2,377,036	—	2,377,036
National accounts	2,218,003	—	2,218,003
Military (e)	2,277,966	—	2,277,966
Other	46,212	1,040	47,252
Total	$6,919,217	$2,810,002	$9,729,219

	2022
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,671,666	$1,073,765	$3,745,431
Fresh (b)	2,171,906	1,068,240	3,240,146
Non-food (c)	1,888,318	452,557	2,340,875
Fuel	—	202,256	202,256
Other	113,346	1,046	114,392
Total	$6,845,236	$2,797,864	$9,643,100
Type of customers:
Individuals	$—	$2,796,858	$2,796,858
Independent retailers (d)	2,363,597	—	2,363,597
National accounts	2,311,114	—	2,311,114
Military (e)	2,115,353	—	2,115,353
Other	55,172	1,006	56,178
Total	$6,845,236	$2,797,864	$9,643,100

	2021
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,419,163	$1,001,920	$3,421,083
Fresh (b)	2,027,020	992,897	3,019,917
Non-food (c)	1,783,229	427,872	2,211,101
Fuel	—	157,236	157,236
Other	120,341	1,361	121,702
Total	$6,349,753	$2,581,286	$8,931,039
Type of customers:
Individuals	$—	$2,580,277	$2,580,277
Independent retailers (d)	2,197,892	—	2,197,892
National accounts	2,211,458	—	2,211,458
Military (e)	1,882,602	—	1,882,602
Other	57,801	1,009	58,810
Total	$6,349,753	$2,581,286	$8,931,039

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

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of December 30, 2023, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $2.9 million and $7.6 million, respectively.

The Company may also provide financial assistance in the form of loans to certain independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of three to ten years. The Company establishes reserves based upon assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provision has been recorded for any uncollectable amounts. In addition, the Company may guarantee debt of independent retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt, which would be due in accordance with the underlying agreements.

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 2, 2021	$6,232	$371	$6,603
Changes in credit loss estimates	(1,101)	360	(741)
Write-offs charged against the allowance	(717)	—	(717)
Balance at January 1, 2022	4,414	731	5,145
Changes in credit loss estimates	2,539	217	2,756
Write-offs charged against the allowance	(855)	—	(855)
Balance at December 31, 2022	6,098	948	7,046
Changes in credit loss estimates	(929)	264	(665)
Write-offs charged against the allowance	(558)	—	(558)
Balance at December 30, 2023	$4,611	$1,212	$5,823

During 2023, 2022 and 2021, the Company recognized bad debt expense of $0.3 million, $1.1 million and $0.4 million, respectively, related to direct write-offs of uncollectable amounts.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	December 30,	December 31,
(In thousands)	2023	2022
Land and improvements	$91,031	$91,859
Buildings and improvements	646,707	612,471
Equipment	799,721	724,077
Construction in progress	59,295	53,443
Total property and equipment	1,596,754	1,481,850
Less accumulated depreciation and amortization	947,683	871,630
Property and equipment, net	$649,071	$610,220

Depreciation expense was $68.0 million, $66.7 million and $65.9 million in 2023, 2022 and 2021 respectively.

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at January 1, 2022	$181,035	$—	$181,035
Acquisitions	—	1,125	1,125
Balance at December 31, 2022 and December 30, 2023	$181,035	$1,125	$182,160

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

During the Company's 2023 annual impairment review within the Wholesale reporting unit, projected cash flows were discounted based on a weighted average cost of capital ("WACC") of 9.6%. This WACC was developed from adjusted market-based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC requires estimates of an equity rate of return and a debt rate of return, which are specific to the industry in which the Wholesale reporting unit operates. The Company concluded that the fair value of the Wholesale reporting unit was substantially in excess of its carrying value in the annual review.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$3,545	$3,190	$3,545	$2,621
Pharmacy customer prescription lists	3,869	2,853	4,168	2,598
Customer relationships	57,937	26,146	57,937	22,484
Franchise fees	1,209	661	1,165	598
Total	$66,560	$32,850	$66,815	$28,301

The weighted average amortization periods for amortizable intangible assets as of December 30, 2023 are as follows:

Non-compete agreements	6.4 years
Pharmacy customer prescription lists	8.1 years
Customer relationships	16.4 years
Franchise fees	10.0 years

Amortization expense for intangible assets was $4.9 million, $5.0 million and $5.2 million for 2023, 2022 and 2021, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2024	2025	2026	2027	2028
Amortization expense	$4,587	$4,190	$3,675	$3,653	$3,645

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses, totaling $67.8 million as of both December 30, 2023 and December 31, 2022.

Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. A qualitative assessment was performed to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the indefinite lived intangible asset, then a quantitative assessment is performed. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 7. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry-specific equity and debt rates of return. The Company concluded that it is more likely than not that the fair value of the indefinite lived intangible assets exceed their carrying value during the annual qualitative assessment.

Note 5 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2023, 2022 and 2021. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 2, 2021	$3,349	$114	$3,463
Provision for closing charges	1,509	—	1,509
Provision for severance	—	362	362
Lease termination adjustments	(220)	—	(220)
Changes in estimates	2	—	2
Accretion expense	91	—	91
Payments	(1,607)	(476)	(2,083)
Balance at January 1, 2022	3,124	—	3,124
Provision for closing charges	1,837	—	1,837
Provision for severance	—	9	9
Lease termination adjustments	(86)	—	(86)
Changes in estimates	28	—	28
Accretion expense	67	—	67
Payments	(993)	(9)	(1,002)
Balance at December 31, 2022	3,977	—	3,977
Provision for severance	—	21	21
Changes in estimates	(258)	—	(258)
Accretion expense	102	—	102
Payments	(844)	(21)	(865)
Balance at December 30, 2023	$2,977	$—	$2,977

Included in the liability are lease-related ancillary costs from the date of site closure to the end of the remaining lease term.

Restructuring, asset impairment and other charges included in the consolidated statements of earnings consisted of the following:

(In thousands)	2023	2022	2021
Asset impairment charges (a)	$11,749	$5,086	$3,783
Provision for closing charges	—	1,837	1,509
Gain on sales of assets related to closed facilities (b)	(2,614)	(6,324)	(2,607)
Provision for severance (c)	21	9	362
Other costs associated with site closures (d)	584	271	636
Lease termination adjustments (e)	—	(102)	(799)
Changes in estimates (f)	(550)	28	2
Total	$9,190	$805	$2,886
(a)
In the current year, asset impairment charges of $8.0 million were incurred in the Wholesale segment related to the Company's continued supply chain network optimization in response to customer demand changes. Additional charges in the current year were incurred related to two store closures in the Retail segment and impairment losses related to a distribution location that sustained storm damage in the Wholesale segment. Asset impairment charges in 2022 were incurred primarily in the Retail segment and relate to restructuring of the Retail segment's e-commerce delivery model and a store closure. In 2021, asset impairment charges were incurred primarily in the Retail segment and relate to store closures, as well as site closures in connection with the Company’s supply chain transformation initiatives within the Wholesale segment.
(b)
Gain on sales of assets in the current year primarily relate to the sale of a store within the Retail segment. In 2022, gain on sales of assets primarily relates to the sales of real property of previously closed locations within both the Wholesale and Retail segments. Gain on sales of assets in 2021 primarily relate to sales of pharmacy customer lists, equipment, and real estate associated with the store closings in the Retail segment, in addition to gains on sale of vacant land in the Wholesale segment.
(c)
Severance charges relate to closures in the Wholesale segment as well as Retail store closings.
(d)
Other costs net activity in the current year primarily relates to Retail store closings. In the prior year, activity primarily relates to restructuring activity within the Wholesale segment and Retail store closings.
(e)
Lease termination adjustments represent the benefits recognized in connection with early lease buyouts for previously closed sites. Payments made in connection with lease buyouts were applied to reserves for closed properties and lease liabilities, as applicable.
(f)
Changes in estimates primarily relate to revised estimates for turnover and other lease ancillary costs associated with previously closed locations. The current year also included a $0.3 million gain for additional insurance proceeds received related to a distribution location that sustained significant storm damage within the Wholesale segment.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 7. In the current year, long-lived assets with a book value of $20.6 million were measured at a fair value of $8.9 million, resulting in impairment charges of $11.7 million. In the prior year, long-lived assets with a book value of $5.2 million were measured at a fair value of $0.1 million, resulting in impairment charges of $5.1 million. In 2021, long-lived assets consisting of property and equipment with a book value of $27.5 million were measured at a fair value of $23.7 million, resulting in impairment charges of $3.8 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, consultations with real estate brokers.
Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
(In thousands)	2023	2022
Senior secured revolving credit facility, due November 2027	$522,492	$445,880
Finance lease liabilities (Note 10)	74,639	57,515
Other, 3.71% - 4.36%, due 2024 - 2033	4,743	4,813
Total debt - Principal	601,874	508,208
Unamortized debt issuance costs	(4,394)	(4,627)
Total debt	597,480	503,581
Less current portion	8,813	6,789
Total long-term debt and finance lease liabilities	$588,667	$496,792

In 2023, the Company entered into amendments (the "Amendments") to the Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement"). The principal terms of the Amendments included increasing the size of the Tranche A portion of the Company's revolving credit facility by $130 million in 2023. The Credit Agreement provides for a Tranche A revolving loan of up to $1.17 billion and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

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

Borrowings under the credit facility bear interest at the Company’s option as either SOFR loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	December 30, 2023
Tranche	(In thousands)	SOFR Rate	Base Rate
Tranche A	$485,379	SOFR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the SOFR Rate plus 1.25% to 1.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$37,113	SOFR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the SOFR Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 30, 2023 and had Excess Availability after the 10% requirement of $483.2 million and $447.8 million at December 30, 2023 and December 31, 2022, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $17.7 million were outstanding as of December 30, 2023 and December 31, 2022.

The weighted average interest rate for all borrowings, including loan fee amortization, was 7.03% for 2023. Refer to Note 8 for further information on the interest rate swap.

At December 30, 2023, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Total borrowings	$8,813	$8,693	$10,024	$530,098	$7,530	$36,716	$601,874

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long-lived asset impairment charges, refer to Note 4 and Note 5. At December 30, 2023 and December 31, 2022, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 30,	December 31,
(In thousands)	2023	2022
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$8,813	$6,789
Long-term debt and finance lease liabilities	593,061	501,419
Total book value of debt instruments	601,874	508,208
Fair value of debt instruments, excluding debt financing costs	603,117	507,668
Excess (deficit) of fair value over book value	$1,243	$(540)

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

The Company's interest rate swap agreement is considered a Level 2 instrument. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates, which are considered Level 2 inputs. The location and the fair value of the interest rate swap agreement in the consolidated balance sheets is disclosed in Note 8.

Note 8 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap is designated as a cash flow hedge as of both the effective date, March 17, 2023, and as of December 30, 2023. The interest rate swap is reflected at its fair value in the consolidated balance sheets. Refer to Note 7 for further information on the fair value of the interest rate swap.

Details of the pay-fixed, receive-floating interest rate swap contract as of December 30, 2023 are as follows:

Effective Date	Maturity Date	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 17, 2023	November 17, 2027	$150	3.646%	One-Month CME Term SOFR	Monthly

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. To assess for continued hedge effectiveness, the Company performs a retrospective and prospective qualitative assessment each quarter. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the consolidated balance sheets as of December 30, 2023 is as follows:

		Derivative Fair Value
(In thousands)	Consolidated Balance Sheets Location	December 30, 2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$1,721
Interest rate swap	Other long-term liabilities	1,914
Interest rate swap	Accumulated other comprehensive income	(316)

The location and amount of gains or losses recognized in the consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

2023
(In thousands)	Interest expense, net
Total amounts of expense line items presented in the consolidated statements of earnings in which the effects of cash flow hedges are recorded	$39,887
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	1,832

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

The Company subleases property at certain locations and for 2023, 2022 and 2021, received rental income of $3.8 million, $3.9 million and $4.4 million, respectively. In the event of customer default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 10. Contingencies related to credit risk and collectability are disclosed in Note 2.

Unions represent approximately 7% of SpartanNash’s Associates. These Associates are covered by collective bargaining agreements (“CBAs”). The facilities covered by CBAs, the unions representing the covered Associates and the expiration dates for each existing CBA are provided in the following table:

Distribution Center Locations	Union Locals	Expiration Dates
Lima, Ohio Warehouse	IBT 908	January 2025
Lima, Ohio Drivers	IBT 908	January 2025
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February 2025
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February 2025
Norfolk, Virginia	IBT 822	April 2025
Columbus, Georgia	IBT 528	September 2025
Grand Rapids, Michigan	IBT 406	April 2026
Landover, Maryland	IBT 639	February 2027

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, in accordance with provisions in place in collective bargaining agreements covering its supply chain operations in Bellefontaine and Lima, Ohio and Grand Rapids, Michigan. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits to participants under the Plan are paid from assets held in trust for that purpose. An equal number of Trustees are appointed by a combination of contributing employers the applicable union(s); however, no representative of SpartanNash is currently serving as a trustee of the Plan. The trustees are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets held in trust and the overall administration of the plan. The Central States Plan implemented a rehabilitation plan on March 25, 2008.

The Company's contributions to the Central States Plan are established by each applicable collective bargaining agreement and vary by location. However, required contributions may increase based on the funded status of the Plan and legal requirements. On January 12, 2023, the Central States Plan received approximately $35.8 billion in Special Financial Assistance ("SFA"), inclusive of interest, which is designed to alleviate the risk of insolvency of the Plan. On March 31, 2023, in accordance with the Pension Protection Act ("PPA"), the plan actuary certified that the Plan was considered to be in "critical" zone status for the plan year beginning January 1, 2023. Due to the receipt of the SFA, the Central States Plan has stated that it expects it "will be funded well into the future". Despite the expectations of the Plan, the Company views the Plan's solvency as an ongoing risk factor.

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

Based on the most recent information available to the Company, management believes that the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Management is not aware of any significant change in funding levels in the Plan since December 30, 2023. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the Plan’s current financial situations, we are unable to determine with certainty the current amount of the Plan’s funding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

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

The components of lease cost were as follows:

(In thousands)	2023	2022	2021
Operating lease cost	$55,807	$57,876	$58,410
Short-term lease cost	8,367	7,576	8,469
Finance lease cost
Amortization of assets	8,244	6,134	4,645
Interest on lease liabilities	4,454	3,369	3,005
Variable rent	348	236	162
Sublease income	(3,845)	(3,907)	(4,356)
Total net lease cost	$73,375	$71,284	$70,335

Supplemental balance sheet information related to leases was as follows:

	December 30,	December 31,
(In thousands)	2023	2022
Operating leases:
Operating lease assets	$242,146	$257,047

Current portion of operating lease liabilities	$41,979	$45,453
Noncurrent operating lease liabilities	226,118	239,062
Total operating lease liabilities	$268,097	$284,515
Finance leases:
Property and equipment, at cost	$92,598	$73,739
Accumulated amortization	(25,472)	(21,727)
Property and equipment, net	$67,126	$52,012

Current portion of finance lease liabilities	$7,739	$5,791
Noncurrent finance lease liabilities	66,900	51,724
Total finance lease liabilities	$74,639	$57,515

Weighted average remaining lease term (in years):
Operating leases	7.6	7.5
Finance leases	9.0	9.6

Weighted average discount rate:
Operating leases	5.9%	5.4%
Finance leases	6.8%	6.9%

Supplemental cash flow and other information related to leases was as follows:

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$58,251	$61,103	$62,590
Operating cash flows used for finance leases	4,450	3,372	3,005
Financing cash flows used for finance leases	6,897	6,045	4,738

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	39,018	23,027	36,867
Total finance lease liabilities	17,833	21,032	4,238

The Company’s total future lease commitments under operating and finance leases in effect at December 30, 2023 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2024	$56,296	$12,487	$68,783
2025	53,105	12,186	65,291
2026	46,824	11,467	58,291
2027	41,147	10,683	51,830
2028	31,593	10,086	41,679
Thereafter	108,062	42,671	150,733
Total	337,027	99,580	436,607
Less interest	68,930	24,941	93,871
Present value of lease liabilities	268,097	74,639	342,736
Less current portion	41,979	7,739	49,718
Long-term lease liabilities	$226,118	$66,900	$293,018

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent obligations and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 30,	December 31,
(In thousands)	2023	2022
Land and improvements	$7,147	$7,154
Buildings	27,227	26,623
Owned assets leased to others	34,374	33,777
Less accumulated amortization and depreciation	12,369	11,473
Net owned assets leased to others	$22,005	$22,304

Future minimum rentals to be received under leases in effect at December 30, 2023 are as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Owned property	$4,250	$3,279	$3,033	$2,653	$2,417	$14,083	$29,715
Leased property	3,297	2,389	1,422	857	198	15	8,178
Total	$7,547	$5,668	$4,455	$3,510	$2,615	$14,098	$37,893

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

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $12.0 million, $12.0 million and $11.8 million in 2023, 2022 and 2021, respectively.

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

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired Associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan” or "Plan"). Former Spartan Stores, Inc. Associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024.

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

The following tables set forth the actuarial present value of benefit obligations, funded status, changes in benefit obligations and plan assets, weighted average assumptions used in actuarial calculations and components of net periodic benefit costs for the Company’s significant postretirement benefit plans, excluding multi-employer plans. The current accrued, and noncurrent accrued benefit costs associated with postretirement benefits are reported in “Accrued payroll and benefits,” and “Other long-term liabilities,” respectively, in the consolidated balance sheets.

	Retiree Medical Plan
	December 30,	December 31,
(In thousands, except percentages)	2023	2022
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$2,412	$11,031
Service cost	—	76
Interest cost	85	185
Actuarial loss	23	30
Plan amendment	—	(6,614)
Benefits paid	(1,284)	(2,296)
Balance at end of year	$1,236	$2,412

Fair value of plan assets:
Balance at beginning of year	$—	$—
Company contributions	1,284	2,296
Benefits paid	(1,284)	(2,296)
Balance at end of year	$—	$—
Unfunded status	$(1,236)	$(2,412)

Components of net amount recognized in consolidated balance sheets:
Current liabilities	$(1,236)	$(1,270)
Noncurrent liabilities	—	(1,142)
Net liability	$(1,236)	$(2,412)

Amounts recognized in AOCI:
Net actuarial loss	$217	$743
Prior service credit	(1,653)	(4,960)
Accumulated other comprehensive income	$(1,436)	$(4,217)

Weighted average assumptions at measurement date:
Discount rate	5.65%	5.34%
Ultimate health care cost trend rate	N/A	N/A

	Retiree Medical Plan
(In thousands, except percentages)	2023	2022	2021
Components of net periodic benefit (income) cost:
Service cost	$—	$76	$187
Interest cost	85	185	226
Amortization of prior service credit	(3,307)	(1,653)	—
Recognized actuarial net loss	249	200	230
Net periodic benefit (income) expense	$(2,973)	$(1,192)	$643
Settlement expense	299	740	—
Total net periodic benefit (income) cost	$(2,674)	$(452)	$643

Weighted average assumptions used to determine net periodic benefit (income) cost:
Discount rate	5.62%	2.90%	2.57%

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the Retiree Medical Plan. Assumed current healthcare cost trend rates used to determine net periodic benefit cost were as follows:

	2023	2022	2021
Post-65	N/A	N/A	7.00%

The Company expects to make post-retirement medical benefit payments of $1.3 million in 2024. The Company is not currently expecting to make any future post-retirement medical benefit payments after 2024.

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer health and welfare plans under the terms contained in existing CBAs, including the requisite contribution amounts set forth within such CBAs. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active Associates and retirees, as determined under the terms of the plan. Although the plans may provide certain benefits to retired employees, the Company’s only contribution obligation is to make contributions in amounts tied to the hours worked by its active employees. As a result, the plan does not constitute a postretirement benefit plan of the Company. Because the plans aggregate contributions from multiple employers, the Company is unable to determine how much of its contributions are allocated to benefits paid to its active employees and those, if any, that are allocated to benefits paid to other employer’s active employees and/or postretirement benefits. These types of plans often have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are made. The Company contributed $17.0 million, $13.4 million and $13.2 million to these plans in 2023, 2022 and 2021, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented Associates, including the requisite contribution amounts set forth within such CBAs. The Company is party to four CBAs that require contributions to the Central States Plan with expiration dates ranging from January 2025 to April 2026. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are made to the Central States Plan. The Company contributed $13.1 million, $12.3 million and $13.5 million to the Central States Plan in 2023, 2022 and 2021, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2023.

Refer to Note 9, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, an annual report for the Central States Plan on IRS Form 5500 was not publicly available for the plan year ended December 31, 2023.

Note 12 – Accumulated Other Comprehensive Income or Loss ("AOCI")

AOCI represents the cumulative balance of other comprehensive income (loss), net of tax, as of the end of the reporting period. For the Company, the activity relates to postretirement benefit plans and an interest rate swap, including those described in Notes 11 and 8, respectively.

Changes in AOCI are as follows:

(In thousands)	2023	2022	2021
Postretirement benefit plans:
Balance at beginning of the year, net of tax	$2,979	$(1,455)	$(2,276)
Other comprehensive income before reclassifications	203	6,576	837
Income tax expense	(51)	(1,614)	(203)
Other comprehensive income, net of tax, before reclassifications	152	4,962	634
Reclassification into net earnings (a)	(2,677)	(701)	250
Income tax benefit (expense) (b)	658	173	(63)
Amounts reclassified out of AOCI, net of tax	(2,019)	(528)	187
Other comprehensive (loss) income, net of tax	(1,867)	4,434	821
Balance at end of the year, net of tax	$1,112	$2,979	$(1,455)
Interest rate swap:
Balance at beginning of the year, net of tax	$—	$—	$—
Other comprehensive income before reclassifications	1,419	—	—
Income tax expense	(332)	—	—
Other comprehensive income, net of tax, before reclassifications	1,087	—	—
Reclassification into net earnings (c)	(1,832)	—	—
Income tax benefit (b)	429	—	—
Amounts reclassified out of AOCI, net of tax	(1,403)	—	—
Other comprehensive loss, net of tax	(316)	—	—
Balance at end of the year, net of tax	$(316)	$—	$—

Total accumulated other comprehensive income (loss)	$796	$2,979	$(1,455)
(a)
Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service credit, and settlement expense totaling $0.4 million and $0.7 million in 2023 and 2022, respectively. There was no settlement expense in 2021.
(b)
Reclassified from AOCI into Income tax expense (benefit).
(c)
Reclassified from AOCI into Interest expense.

Note 13 – Income Tax

The income tax provision for continuing operations is made up of the following components:

(In thousands)	2023	2022	2021
Current income tax expense:
Federal	$6,698	$8,585	$5,436
State	2,961	2,397	1,867
Total current income tax expense	9,659	10,982	7,303
Deferred income tax expense:
Federal	6,546	46	14,877
State	1,683	1,369	2,726
Total deferred income tax expense	8,229	1,415	17,603
Total income tax expense	$17,888	$12,397	$24,906

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Stock compensation	(0.9)	(2.8)	0.0
Non-deductible expenses	3.4	5.5	1.7
Change in tax contingencies	(1.3)	(0.1)	0.0
Charitable product donations	(0.2)	(0.3)	(0.1)
Other, net	(0.3)	0.1	(0.3)
State taxes, net of federal income tax benefit	5.3	6.7	3.8
Tax credits	(1.5)	(3.7)	(0.9)
Effective income tax rate	25.5%	26.4%	25.2%

Deferred tax assets and liabilities resulting from temporary differences as of December 30, 2023 and December 31, 2022 are as follows:

	December 30,	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Employee benefits	$21,074	$27,387
Accrued workers' compensation	2,082	2,126
Allowance for credit losses	1,500	1,823
Restructuring	601	655
Deferred revenue	987	1,266
Stock warrant	31	626
Lease liabilities	82,970	82,284
Accrued insurance	1,045	985
State net operating loss carryforwards (a)	5,507	5,608
All other	8,538	4,433
Total deferred tax assets	124,335	127,193
Valuation allowances	(399)	(357)
Net deferred tax assets	123,936	126,836

Deferred tax liabilities:
Property and equipment	49,038	48,251
Lease assets	74,472	73,986
Inventory	31,618	33,290
Goodwill	36,936	33,606
Intangible assets	2,200	1,195
All other	3,576	2,801
Total deferred tax liabilities	197,840	193,129
Net deferred tax liability	$73,904	$66,293
(a)
As of December 30, 2023, the Company’s state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2024 through 2043 if not utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2023	2022
Balance at beginning of year	$1,165	$1,220
Lapsed statutes of limitations	(185)	(55)
Effectively settled	(836)	—
Balance at end of year	$144	$1,165

Unrecognized tax benefits of $0.1 million are set to expire prior to December 28, 2024. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of unrecognized tax benefits, including interest and penalties, that would reduce the Company’s effective income tax rate if recognized in future periods was $0.1 million as of December 30, 2023.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to examinations by U.S. federal tax authorities for fiscal years before the year ended January 2, 2021, and state or local tax authorities for fiscal years before the year ended December 28, 2019.

Note 14 – Share-Based Payments

Stock-Based Employee Awards

The Company sponsors a shareholder-approved stock incentive plan (the “2020 Plan”) that provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. Holders of restricted stock and stock awards issued under the 2020 Plan are entitled to participate in dividends, payable upon the vesting of the underlying awards. As of December 30, 2023, a total of 470,810 shares remained unissued under the 2020 Plan. In the event of a "Change in Control, as defined by the Plan, all outstanding unvested shares of restricted stock vest immediately, while outstanding unvested shares of performance share units vest immediately on a pro-rata basis.

Restricted Stock

Restricted stock awarded to Associates in 2023, 2022 and 2021 vest ratably over a three-year service period and over one year for grants to members of the Board of Directors. Restricted stock awarded to Associates prior to 2021 vest ratably over a four-year service period. Awards are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2023, 2022 and 2021:

	Restricted	Weighted Average
	Stock	Grant-Date
	Awards	Fair Value
Outstanding and nonvested at January 2, 2021	973,948	$17.72
Granted	562,653	18.96
Vested	(388,403)	19.81
Forfeited	(116,361)	18.19
Outstanding and nonvested at January 1, 2022	1,031,837	17.56
Granted	391,334	28.63
Vested	(470,145)	17.92
Forfeited	(89,963)	20.71
Outstanding and nonvested at December 31, 2022	863,063	22.05
Granted	447,910	26.95
Vested	(432,549)	21.16
Forfeited	(58,967)	25.96
Outstanding and nonvested at December 30, 2023	819,457	$24.92

The total intrinsic value of shares vested was $11.7 million, $14.3 million and $7.3 million in 2023, 2022 and 2021, respectively. As of December 30, 2023, total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's stock incentive plans is $9.0 million and is expected to be recognized over a weighted average period of 1.7 years.

Performance Share Units

Performance share units were awarded to certain officers and key Associates in 2023. The vesting of these awards is contingent upon meeting certain performance metrics over a three year period, which include adjusted EPS and return on invested capital. The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement, based on the achievement against the performance metrics. Stock-based compensation expense is recorded over the performance period and is reevaluated at each reporting date based on the probability of the achievement of the performance metrics. The fair value of performance shares is based on the Company’s stock price on the date of grant. Performance share unit awards have a three-year cliff vest, subject to achievement of the performance metrics. Awards are subject to forfeiture and certain transfer restrictions prior to vesting.

The following table summarizes performance share unit activity for 2023:

	Performance	Weighted Average
	Share Unit	Grant-Date
	Awards	Fair Value
Outstanding and nonvested at December 31, 2022	—	$—
Granted	299,840	27.01
Forfeited	(9,530)	27.24
Outstanding and nonvested at December 30, 2023	290,310	$27.00

As of December 30, 2023, total unrecognized compensation cost related to nonvested performance share unit awards granted under the Company's stock incentive plans is $5.8 million and is expected to be recognized over a weighted average period of 2.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

(In thousands)	2023	2022	2021
Restricted stock expense	$10,220	$8,308	$6,868
Performance share unit expense	2,048	—	—
Income tax benefit	(4,199)	(4,094)	(1,744)
Stock-based compensation expense, net of tax	$8,069	$4,214	$5,124

Stock-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience.

The Company recognized tax deductions of $12.2 million, $14.7 million and $7.7 million related to the vesting of restricted stock and performance share units in 2023, 2022 and 2021, respectively.

The Company sponsored a stock bonus plan covering 300,000 shares of SpartanNash common stock. Under the provisions of this plan, certain officers and key Associates could elect to receive a portion of their annual bonus in common stock rather than cash, which was issued at 120% of cash value. After the shares are issued, the holder is not able to sell or otherwise transfer the shares until the end of the holding period, which is 24 months. Compensation expense is recorded based upon the market price of the stock as of the measurement date. Under the plan, 15,778 shares were issued in 2021. The stock bonus plan expired on March 31, 2021.

The Company also sponsors an associate stock purchase plan covering 300,000 shares of SpartanNash common stock and enables eligible Associates of the Company to purchase shares at 85% of the fair market value. The Company has determined this represents compensation expense in accordance with ASC 718, Compensation – Stock Compensation. As of December 30, 2023, 62,540 shares have been issued under the Plan.

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

The following table summarizes the Warrant activity for 2023, 2022 and 2021:

Warrant
Outstanding and nonvested at January 2, 2021	4,349,817
Vested	(434,984)
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(434,984)
Outstanding and nonvested at December 31, 2022	3,479,849
Vested	(217,492)
Outstanding and nonvested at December 30, 2023	3,262,357

Warrant expense recognized as a reduction of “Net sales” in the consolidated statements of earnings, and related tax benefits were as follows:

(In thousands)	2023	2022	2021
Warrant expense	$1,559	$2,158	$1,958
Tax benefits	(133)	(203)	(152)
Warrant expense, net of tax	$1,426	$1,955	$1,806

As of December 30, 2023, total unrecognized cost related to non-vested warrants was $17.0 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 3.8 years. Warrants representing 2,174,915 shares are vested and exercisable. As of December 30, 2023, non-vested warrant shares had an intrinsic value of $17.0 million, and vested warrant shares had an intrinsic value of $11.4 million.

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

(In thousands)	2023	2022	2021
Non-cash investing activities:
Capital expenditures included in accounts payable	$28,102	$25,701	$15,277
Other supplemental cash flow information:
Cash paid for interest	37,939	18,431	12,245
Income tax payments (refunds)	11,172	6,513	(10,110)

Note 16 – Reportable Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s Chief Operating Decision Maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The business is classified by management into two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation. Where applicable, segment financial information for the comparative prior year periods within this report has been recast to reflect the Company's current reportable segment structure.

The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Refer to Note 2 for information regarding the basis of organization and types of products, services and customers from which the Company derives revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Identifiable assets represent total assets directly associated with the reportable segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments. Capital expenditures primarily relate to store remodels, IT upgrades and implementations, investments in supply chain infrastructure, office remodels, and equipment upgrades.

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
2023
Net sales to external customers	$6,919,217	$2,810,002	$9,729,219
Inter-segment sales	1,189,438	1,332	1,190,770
Acquisition and integration, net	216	3,200	3,416
Restructuring and asset impairment, net	8,548	642	9,190
Depreciation and amortization	51,535	47,104	98,639
Operating earnings	87,701	19,011	106,712
Capital expenditures	75,509	44,821	120,330

2022
Net sales to external customers	$6,845,236	$2,797,864	$9,643,100
Inter-segment sales	1,204,497	928	1,205,425
Acquisition and integration, net	239	104	343
Restructuring and asset impairment, net	(2,363)	3,168	805
Depreciation and amortization	47,601	46,579	94,180
Operating earnings	55,137	13,407	68,544
Capital expenditures	52,394	44,886	97,280

2021
Net sales to external customers	$6,349,753	$2,581,286	$8,931,039
Inter-segment sales	1,095,647	827	1,096,474
Acquisition and integration, net	—	708	708
Restructuring and asset impairment, net	427	2,459	2,886
Depreciation and amortization	46,487	46,224	92,711
Operating earnings	45,229	66,971	112,200
Capital expenditures	46,020	33,407	79,427

		December 30,	December 31,
(In thousands)		2023	2022
Total assets
Wholesale		$1,576,182	$1,525,760
Retail		779,393	780,801
Total		$2,355,575	$2,306,561

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 30, 2023 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive, principal financial and principal accounting officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 30, 2023.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 as stated in their report on the following page.

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

To the Board of Directors and shareholders of

SpartanNash Company and subsidiaries

Grand Rapids, Michigan

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 28, 2024

Item 9B. Other Information

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the Nasdaq Global Select Market.

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the during the fourth quarter of fiscal 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “Board of Directors,” “SpartanNash’s Executive Officers,” “Ownership of SpartanNash Stock,” “Delinquent Section 16(a) Reports,” and “Corporate Governance—Code of Conduct,” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2024.

Item 11. Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Compensation of Directors,” “Board of Directors—Interlocks and Insider Relationships” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2024.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2023:

EQUITY COMPENSATION PLAN INFORMATION

					Number of securities remaining
	Number of securities to				available for future issuance
	be issued upon exercise		Weighted-average exercise		under equity compensation
	of outstanding options,		price of outstanding options,		plans (excluding securities
	warrants and rights		warrants and rights		reflected in column (1))
Plan Category	(1)		(2)		(3)
Equity compensation Plans approved by security holders (a)	580,620	(b)	—	(c)	470,810
Equity compensation plans not approved by security holders	—		Not applicable		—
Total	580,620		—		470,810
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
(b)
This amount reflects the outstanding restricted stock and the maximum number of shares that may be issued under outstanding performance share units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.
(c)
The weighted average exercise price excludes performance units, as there is no exercise price associated with these awards. The only outstanding options, warrants or rights are performance units. All equity awards were granted under our Stock Incentive Plan.

See Note 14 to the consolidated financial statements for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Report:
1.
Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (PCAOB ID No. 34) dated February 28, 2024

Consolidated Balance Sheets at December 30, 2023 and December 31, 2022

Consolidated Statements of Earnings for the years ended December 30, 2023, December 31, 2022 and January 1, 2022

Consolidated Statements of Comprehensive Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2023, December 31, 2022 and January 1, 2022

Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022 and January 1, 2022

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.
Exhibits.

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that precedes the Signatures page of this Form 10-K and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 25, 2023. Incorporated herein by reference.

4.1	Description of Capital Stock. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. Incorporated herein by reference.

10.1

Amendment No. 6 to Amended and Restated Loan and Security Agreement, dated November 17, 2022, among SpartanNash Company and certain of its subsidiaries, as borrowers, and Wells Fargo Capital Finance, LLC, as administrative agent, and certain lenders from time to time party thereto. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Incorporated herein by reference.

10.2*	Form of SPTN Long-Term Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.3*	Form of SPTN Annual Cash Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.4*	Form of 2021 Long-Term Incentive Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 24, 2021. Incorporated herein by reference.

10.5*	SpartanNash Company Stock Incentive Plan of 2020. Previously filed as an exhibit to the Company’s Form S-8 filed on May 29, 2020. Incorporated herein by reference.

10.6*	SpartanNash Company Stock Incentive Plan of 2015. Previously filed as an exhibit to the Company’s Form S-8 filed on June 4, 2015. Incorporated herein by reference.

10.7*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.8*

Form of SPTN Restricted Stock Award Plan Document (Non-Employee Directors). Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.9*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2020. Incorporated herein by reference.

10.10*

Form of SPTN Restricted Stock Award Plan Document (Associates). Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.11*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

10.12*

Executive Employment Agreement between SpartanNash Company and Tony B. Sarsam. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 2022. Incorporated herein by reference.

10.13*

Form of Executive Employment Agreement between SpartanNash Company and certain executive officers. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 2022. Incorporated herein by reference.

10.14*

Executive Separation Agreement between SpartanNash Company and Arif Dar. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 8, 2022. Incorporated herein by reference.

10.15*

Form of SPTN Restricted Stock Award Plan Document (Attorneys). Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.16	Interest Rate Swap Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.17

Transaction Agreement, by and between SpartanNash and Amazon.com NV Investments Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.18

Warrant to Purchase Common Stock of SpartanNash Company, by and between SpartanNash Company and Amazon.com NV Investment Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.19

Lender Joinder Agreement - Associated and CoBank, dated April 17, 2023. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.20

Lender Joinder and Assignment Agreement - Bank of America and TD Bank, dated April 3, 2023. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.21	Lender Joinder Agreement - AgFirst Farm Credit Bank, dated October 26, 2023.

10.22*	Executive Separation Agreement between SpartanNash Company and David Sisk.

19	Insider Trading Policy.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

97	Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, has been formatted in Inline XBRL.

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

SPARTANNASH COMPANY (Registrant)

Date: February 28, 2024	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

February 28, 2024	By	*
M. Shân Atkins Director

February 28, 2024	By	*
Fred Bentley, Jr. Director

February 28, 2024	By	*
Douglas A. Hacker Chairman of the Board

February 28, 2024	By	*
Kerrie D. MacPherson Director

February 28, 2024	By	*
Julien R. Mininberg Director

February 28, 2024	By	*
Jaymin B. Patel Director

February 28, 2024	By	*
Hawthorne L. Proctor Director

February 28, 2024	By	*
Pamela S. Puryear, PhD Director

February 28, 2024	By	*
William R. Voss Director

February 28, 2024	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2024	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2024	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)

February 28, 2024	*By	/s/ Jason Monaco
Jason Monaco Attorney-in-Fact