Form 10-Q
period 2024-04-20
SpartanNash Co
filed 2024-05-30
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2024.

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

As of May 28, 2024, the registrant had 33,891,770 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report on Form 10-Q, in the Company’s press releases, in the Company's website-accessible conference calls with analysts and investor presentations include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), about the plans, strategies, objectives, goals or expectations of SpartanNash Company and subsidiaries (“SpartanNash” or “the Company”). These forward-looking statements may be identifiable by words or phrases indicating that the Company or management "expects," "projects," "anticipates," "plans," "believes," "intends," or "estimates," or that a particular occurrence or event "may," "could," "should," "will" or "will likely" result, occur or be pursued or "continue" in the future, that the "outlook", "trend", "guidance" or "target" is toward a particular result or occurrence, that a development is an "opportunity," "priority," "strategy," "focus," that the Company is "positioned" for a particular result, or similarly stated expectations.

Undue reliance should not be placed on the forward-looking statements contained in this Quarterly Report on Form 10-Q, SpartanNash’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and other periodic reports filed with the Securities and Exchange Commission (“SEC”), which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in an extremely competitive industry; the Company's dependence on certain major customers; the Company's ability to implement its growth strategy and transformation initiatives; the Company's ability to implement its growth strategy through acquisitions and successfully integrate acquired businesses; disruptions to the Company's information security network, including security breaches and cyber-attacks; impacts to the availability and performance of the Company's information technology systems; changes in relationships with the Company's vendor base; changes in product availability and product pricing from vendors; macroeconomic uncertainty, including rising inflation, potential economic recession, and increasing interest rates; difficulty attracting and retaining well-qualified Associates and effectively managing increased labor costs; failure to successfully retain or manage transitions with executive leaders and other key personnel; impacts to the Company's business and reputation due to an increasing focus on environmental, social and governance matters; customers to whom the Company extends credit or for whom the Company guarantees loans may fail to repay the Company; changes in the geopolitical conditions; disruptions associated with severe weather conditions and natural disasters, including effects from climate change; disruptions associated with disease outbreaks; the Company's ability to manage its private brand program for U.S. military commissaries, including the termination of the program or not achieving the desired results; impairment charges for goodwill or other long-lived assets; the Company's level of indebtedness; interest rate fluctuations; the Company's ability to service its debt and to comply with debt covenants; changes in government regulations; labor relations issues; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; cost increases related to multi-employer pension plans; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission.

This section and the discussions contained in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and in Part I, Item 2 “Critical Accounting Policies” of this Quarterly Report on Form 10-Q, are intended to provide meaningful cautionary statements for purposes of the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This should not be construed as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect the Company’s expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to the Company or that the Company currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this Quarterly Report. In addition, historical information should not be considered as an indicator of future performance.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 20,	December 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,968	$17,964
Accounts and notes receivable, net	422,161	421,859
Inventories, net	555,368	575,226
Prepaid expenses and other current assets	69,608	62,440
Total current assets	1,066,105	1,077,489

Property and equipment, net	647,536	649,071
Goodwill	182,160	182,160
Intangible assets, net	100,132	101,535
Operating lease assets	245,385	242,146
Other assets, net	100,483	103,174

Total assets	$2,341,801	$2,355,575

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$447,458	$473,419
Accrued payroll and benefits	54,135	78,076
Other accrued expenses	54,548	57,609
Current portion of operating lease liabilities	42,162	41,979
Current portion of long-term debt and finance lease liabilities	9,724	8,813
Total current liabilities	608,027	659,896

Long-term liabilities
Deferred income taxes	81,315	73,904
Operating lease liabilities	232,887	226,118
Other long-term liabilities	20,503	28,808
Long-term debt and finance lease liabilities	613,864	588,667
Total long-term liabilities	948,569	917,497

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 34,349 and 34,610 shares outstanding	459,204	460,299
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	3,648	796
Retained earnings	322,353	317,087
Total shareholders’ equity	785,205	778,182

Total liabilities and shareholders’ equity	$2,341,801	$2,355,575

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 20, 2024	April 22, 2023
Net sales	$2,806,263	$2,907,394
Cost of sales	2,365,919	2,460,728
Gross profit	440,344	446,666

Operating expenses
Selling, general and administrative	403,633	418,196
Acquisition and integration, net	327	74
Restructuring and asset impairment, net	5,768	4,083
Total operating expenses	409,728	422,353

Operating earnings	30,616	24,313

Other expenses and (income)
Interest expense, net	13,487	11,589
Other, net	(1,048)	(1,039)
Total other expenses, net	12,439	10,550

Earnings before income taxes	18,177	13,763
Income tax expense	5,206	2,426
Net earnings	$12,971	$11,337

Net earnings per basic common share	$0.38	$0.33

Net earnings per diluted common share	$0.37	$0.32

Weighted average shares outstanding:
Basic	34,139	34,547
Diluted	34,593	35,457

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 20, 2024	April 22, 2023
Net earnings	$12,971	$11,337

Other comprehensive income (loss), before tax
Change in interest rate swap	4,608	(1,136)
Postretirement liability adjustment	(892)	(911)
Total other comprehensive income (loss), before tax	3,716	(2,047)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(864)	490

Total other comprehensive income (loss), after tax	2,852	(1,557)
Comprehensive income	$15,823	$9,780

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income	Earnings	Total
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	12,971	12,971
Other comprehensive income	—	—	2,852	—	2,852
Dividends - $0.2175 per share	—	—	—	(7,705)	(7,705)
Share repurchases	(134)	(2,616)	—	—	(2,616)
Stock-based compensation	—	3,720	—	—	3,720
Stock warrant	—	326	—	—	326
Issuances of common stock for associate stock purchase plan	32	626	—	—	626
Cancellations of stock-based awards	(159)	(3,151)	—	—	(3,151)
Balance at April 20, 2024	34,349	$459,204	$3,648	$322,353	$785,205

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	11,337	11,337
Other comprehensive loss	—	—	(1,557)	—	(1,557)
Dividends - $0.215 per share	—	—	—	(7,679)	(7,679)
Share repurchases	(435)	(10,910)	—	—	(10,910)
Stock-based compensation	—	5,147	—	—	5,147
Stock warrant	—	607	—	—	607
Issuances of common stock for associate stock purchase plan	17	358	—	—	358
Issuances of restricted stock	425	—	—	—	—
Cancellations of stock-based awards	(151)	(3,917)	—	—	(3,917)
Balance at April 22, 2023	34,935	$459,346	$1,422	$298,686	$759,454

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 20, 2024	April 22, 2023
Cash flows from operating activities
Net earnings	$12,971	$11,337
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash restructuring, asset impairment, and other charges	6,168	4,040
Depreciation and amortization	30,646	29,745
Non-cash rent	(985)	(1,148)
LIFO expense	2,020	11,172
Postretirement benefits income	(856)	(706)
Deferred income taxes	6,547	14,765
Stock-based compensation expense	3,720	5,147
Stock warrant	326	607
(Gain) loss on disposals of assets	(20)	22
Other operating activities	567	459
Changes in operating assets and liabilities:
Accounts receivable	(720)	(5,052)
Inventories	17,842	(9,069)
Prepaid expenses and other assets	1,947	6,243
Accounts payable	(3,526)	5,136
Accrued payroll and benefits	(30,813)	(52,867)
Current income taxes	(6,377)	(17,512)
Other accrued expenses and other liabilities	(2,994)	(5,027)
Net cash provided by (used in) operating activities	36,463	(2,708)
Cash flows from investing activities
Purchases of property and equipment	(40,163)	(38,864)
Net proceeds from the sale of assets	1,754	125
Payments from customers on loans	558	355
Other investing activities	(253)	(892)
Net cash used in investing activities	(38,104)	(39,276)
Cash flows from financing activities
Proceeds from senior secured credit facility	412,238	459,706
Payments on senior secured credit facility	(392,905)	(404,328)
Repayment of other long-term debt and finance lease liabilities	(2,694)	(2,232)
Share repurchases	(2,616)	(10,910)
Net payments related to stock-based award activities	(3,151)	(3,917)
Dividends paid	(8,088)	(7,820)
Other financing activities	(139)	(636)
Net cash provided by financing activities	2,645	29,863

Net increase (decrease) in cash and cash equivalents	1,004	(12,121)
Cash and cash equivalents at beginning of period	17,964	29,086
Cash and cash equivalents at end of period	$18,968	$16,965

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 20, 2024, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2024 and 2023 include the results of operations of the Company for the 16-week periods ended April 20, 2024 and April 22, 2023, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of April 20, 2024 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 20, 2024
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$761,245	$303,214	$1,064,459
Fresh (b)	615,369	296,916	912,285
Non-food (c)	608,306	148,871	757,177
Fuel	—	42,921	42,921
Other	29,101	320	29,421
Total	$2,014,021	$792,242	$2,806,263
Type of customers:
Individuals	$—	$791,922	$791,922
Independent retailers (d)	665,185	—	665,185
National accounts	636,630	—	636,630
Military (e)	699,907	—	699,907
Other	12,299	320	12,619
Total	$2,014,021	$792,242	$2,806,263

	16 Weeks Ended April 22, 2023
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$827,701	$314,814	$1,142,515
Fresh (b)	654,258	310,712	964,970
Non-food (c)	570,967	147,599	718,566
Fuel	—	48,266	48,266
Other	32,758	319	33,077
Total	$2,085,684	$821,710	$2,907,394
Type of customers:
Individuals	$—	$821,392	$821,392
Independent retailers (d)	702,806	—	702,806
National accounts	681,985	—	681,985
Military (e)	685,695	—	685,695
Other	15,198	318	15,516
Total	$2,085,684	$821,710	$2,907,394

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	(151)	(279)	(430)
Write-offs charged against the allowance	(35)	(350)	(385)
Balance at April 20, 2024	$4,425	$583	$5,008

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,370)	240	(1,130)
Write-offs charged against the allowance	(210)	—	(210)
Balance at April 22, 2023	$4,518	$1,188	$5,706

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million and the value within the Retail reporting unit was $1.1 million as of both April 20, 2024 and December 30, 2023.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $67.8 million as of both April 20, 2024 and December 30, 2023.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 20, 2024. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
(In thousands)	Lease Ancillary Costs	Severance	Total
Balance at December 30, 2023	$2,977	$—	$2,977
Accretion expense	25	—	25
Payments	(169)	—	(169)
Balance at April 20, 2024	$2,833	$—	$2,833

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Asset impairment charges (a)	$6,121	$3,745
Loss (gain) on sales of assets related to closed facilities	51	(61)
Other (income) costs associated with site closures	(254)	314
Lease termination adjustments	(150)	—
Changes in estimates	—	85
Total	$5,768	$4,083

(a) Asset impairment charges in the current year quarter were incurred on long-lived assets in the Retail segment due to changes in the competitive environment. In the prior year quarter, asset impairment charges related to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant store damage within the Wholesale segment.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $6.1 million were fully impaired. In the prior year quarter, long-lived assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At April 20, 2024 and December 30, 2023, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	April 20, 2024	December 30, 2023
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$9,724	$8,813
Long-term debt and finance lease liabilities	617,918	593,061
Total book value of debt instruments	627,642	601,874
Fair value of debt instruments, excluding debt financing costs	626,184	603,117
(Deficit) excess of fair value over book value	$(1,458)	$1,243

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

Note 7 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap was designated as a cash flow hedge as of the effective date, March 17, 2023, and continues to be designated as a cash flow hedge. The interest rate swap is reflected at its fair value in the condensed consolidated balance sheets. Refer to Note 6 for further information on the fair value of the interest rate swap.

Details of the pay-fixed, receive-floating interest rate swap contract are as follows:

Effective Date	Maturity Date	Notional Value (in millions)	Pay Fixed Rate	Receive Floating Rate	Floating Rate Reset Terms
March 17, 2023	November 17, 2027	$150	3.646%	One-Month CME Term SOFR	Monthly

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. To assess for continued hedge effectiveness, the Company performs retrospective and prospective qualitative assessments each quarter. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the condensed consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the condensed consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of April 20, 2024 and December 30, 2023, respectively, are as follows:

		Derivative Fair Value
(In thousands)	Condensed Consolidated Balance Sheets Location	April 20, 2024	December 30, 2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$2,215	$1,721
Interest rate swap	Other assets, net	2,141	-
Interest rate swap	Other long-term liabilities	-	1,914
Interest rate swap	Accumulated other comprehensive income	3,209	(316)

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$13,487	$11,589
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	789	175

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

On January 12, 2023, the Central States Plan received approximately $35.8 billion in Special Financial Assistance ("SFA"), inclusive of interest, which is designed to alleviate the risk of insolvency of the Plan. On March 29, 2024, in accordance with the Pension Protection Act ("PPA"), the Plan's actuary certified that the Plan was considered to be in "critical" zone status for the plan year beginning January 1, 2024. Due to the receipt of the SFA, the Central States Plan has stated that it expects it "will be funded well into the future". Despite the expectations of the Plan, the Company views the Plan's solvency as an ongoing risk factor.

Based on the most recent information available to the Company, management believes the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Management is not aware of any significant change in funding levels in the Plan since December 30, 2023. Due to uncertainty regarding future factors that could trigger a withdrawal liability, the Company is unable to determine with certainty the current amount of the Plan’s funding and/or SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 9 – Associate Retirement Plans

During the 16- week periods ended April 20, 2024 and April 22, 2023 the Company recognized net periodic postretirement benefit income of $0.9 million, related to the SpartanNash Retiree Medical Plan (“Retiree Medical Plan” or "Plan").

Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company will make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which will be amortized to net periodic postretirement benefit income over the remaining period until the final payment on July 1, 2024. During the 16- week periods ended April 20, 2024 and April 22, 2023 the Company recognized $0.9 million and $1.0 million, respectively, in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

The Company’s retirement programs also include defined contribution plans providing contributory benefits, as well as executive compensation plans for a select group of management personnel and highly compensated associates.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 16- week periods ended April 20, 2024 and April 22, 2023 were $4.6 million and $4.3 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 28.6% and 17.6% for the 16 weeks ended April 20, 2024 and April 22, 2023, respectively. Differences from the federal statutory rate in both the current and prior year quarters were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year quarter also included discrete tax benefits from both a change in tax contingencies, as well as stock compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Restricted stock expense	$2,082	$4,801
Restricted stock unit expense	2,790	—
Performance share unit (benefit) expense	(1,152)	346
Income tax benefit	(925)	(2,166)
Stock-based compensation expense, net of tax	$2,795	$2,981

The following table summarizes activity in the stock incentive plans for the 16 weeks ended April 20, 2024:

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Performance	Average
	Stock	Grant-Date	Stock	Grant-Date	Share	Grant-Date
	Awards	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding at December 30, 2023	819,457	$24.92	—	$—	290,310	$27.00
Granted	—	—	562,948	20.34	193,363	20.41
Vested	(455,401)	23.12	—	—	—	—
Cancelled/Forfeited	(6,779)	25.94	(2,910)	20.41	—	—
Outstanding at April 20, 2024	357,277	$27.20	560,038	$20.34	483,673	$24.37

The following table summarizes the unrecognized compensation cost and weighted average recognition period for awards granted under the Company's stock incentive plans as of April 20, 2024:

		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Cost	Period
	(In thousands)	(in years)
Restricted stock awards	$6,752	1.5
Restricted stock units	8,629	2.6
Performance share units	5,009	2.4
Total	$20,390

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Warrant expense	$326	$607
Income tax benefit	(42)	(65)
Warrant expense, net of tax	$284	$542

The following table summarizes stock warrant activity for the 16 weeks ended April 20, 2024:

Warrant
Outstanding and nonvested at December 30, 2023	3,262,357
Vested	(108,746)
Outstanding and nonvested at April 20, 2024	3,153,611

As of April 20, 2024, total unrecognized cost related to nonvested warrant shares was $16.6 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 3.5 years. Warrants representing 2,283,661 shares are vested and exercisable. As of April 20, 2024, nonvested warrant shares had an intrinsic value of $6.1 million, and vested warrant shares had an intrinsic value of $4.4 million.

Note 12 – Earnings Per Share

Outstanding nonvested restricted stock awards under the 2015 Stock Incentive Plan contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. Except for retirement-eligible Associates, awards under the 2020 Stock Incentive Plan do not contain nonforfeitable rights to dividends or dividend equivalents and are therefore not classified as participating securities. The dilutive impact of the restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 218,045 for the 16 week period ended April 20, 2024. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	16 Weeks Ended
(In thousands, except per share amounts)	April 20, 2024	April 22, 2023
Numerator:
Net earnings	$12,971	$11,337
Adjustment for earnings attributable to participating securities	(82)	(102)
Net earnings used in calculating earnings per share	$12,889	$11,235
Denominator:
Weighted average shares outstanding, including participating securities	34,139	34,547
Adjustment for participating securities	(216)	(310)
Shares used in calculating basic earnings per share	33,923	34,237
Effect of dilutive stock warrant	364	761
Effect of dilutive stock-based employee compensation	89	149
Shares used in calculating diluted earnings per share	34,376	35,147
Basic earnings per share	$0.38	$0.33
Diluted earnings per share	$0.37	$0.32

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Non-cash investing activities:
Capital expenditures included in accounts payable	$7,377	$4,294
Operating lease asset additions	20,260	9,381
Finance lease asset additions	9,130	7,152
Non-cash financing activities:
Recognition of operating lease liabilities	20,260	9,381
Recognition of finance lease liabilities	9,130	7,152
Other supplemental cash flow information:
Cash paid for interest	14,188	11,558

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
16 Weeks Ended April 20, 2024
Net sales to external customers	$2,014,021	$792,242	$2,806,263
Inter-segment sales	334,365	591	334,956
Acquisition and integration	—	327	327
Restructuring and asset impairment, net	(150)	5,918	5,768
Depreciation and amortization	16,078	14,568	30,646
Operating earnings (loss)	36,002	(5,386)	30,616
Capital expenditures	22,622	17,541	40,163

16 Weeks Ended April 22, 2023
Net sales to external customers	$2,085,684	$821,710	$2,907,394
Inter-segment sales	349,294	324	349,618
Acquisition and integration, net	69	5	74
Restructuring and asset impairment, net	980	3,103	4,083
Depreciation and amortization	15,370	14,375	29,745
Operating earnings (loss)	26,325	(2,012)	24,313
Capital expenditures	24,397	14,467	38,864

(In thousands)	April 20, 2024	December 30, 2023
Total assets
Wholesale	$1,576,552	$1,576,182
Retail	765,249	779,393
Total	$2,341,801	$2,355,575

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

The Company’s Wholesale segment provides a wide variety of nationally branded and its own private brand grocery products and perishable food products to independent retailers, national accounts, food service distributors, e-commerce providers, and the Company’s corporate owned retail stores. The Company’s Wholesale segment also distributes grocery products to 160 military commissaries and over 400 exchanges worldwide. The Company is the primary supplier of private brand products to U.S. military commissaries, a partnership with the Defense Commissary Agency ("DeCA") which began in fiscal 2017.

As of the end of the first quarter, the Company’s Retail segment operated 144 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company), operated three pharmacy locations not associated with corporate-owned retail locations and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores.

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

2024 First Quarter Highlights

Key financial and operational highlights for the first quarter compared to the prior year quarter, unless otherwise noted, include the following:

•
Net sales decreased 3.5% to $2.81 billion, driven by lower volumes in both the Wholesale and Retail segments.
o
Wholesale segment net sales decreased 3.4% to $2.01 billion due to reduced revenue in the national accounts customer channel.
o
Retail segment net sales decreased 3.6% to $792.2 million, with comparable store sales down 2.5%. The net sales decrease included a reduction in food assistance program benefits and lower fuel sales.
•
Net earnings of $0.37 per diluted share, compared to $0.32 per diluted share.
o
The increase was primarily due to a higher gross profit rate, which included lower LIFO expense of $9.2 million and benefits from the merchandising transformation, as well as decreased incentive compensation. This favorability was partially offset by lower unit volumes, changes in customer mix within the Wholesale segment, as well as higher interest, tax, and asset impairment expenses.
•
Adjusted EPS of $0.53, compared to $0.64. Adjusted EBITDA of $74.9 million, compared to $76.8 million. These measures exclude, among other items, restructuring and asset impairment charges and the impact of the LIFO provision.
•
Cash generated from operating activities of $36.5 million increased from the cash flows used in operations of $2.7 million.
•
Net long-term debt to adjusted EBITDA ratio of 2.4x increased sequentially compared to 2.3x at the end of the fourth quarter.
•
Capital expenditures and IT capital of $44.1 million increased compared to $39.8 million.
•
Returned $10.7 million to shareholders through $2.6 million in share repurchases and $8.1 million in dividends.
•
Transformational programs on track to deliver $50 million to $60 million of annual run rate savings from supply chain transformation, merchandising transformation, and go-to-market strategy.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives including both the supply chain and merchandising transformations, as well as the go-to-market strategy may favorably impact future results. The Company anticipates that additional investments in capital expenditures will be necessary to support these and other programs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including changes in consumer demand driven by inflation and elevated interest rates. The Company may also be exposed to other price changes such as utilities, insurance and occupancy costs.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 20, 2024	April 22, 2023	April 20, 2024
Net sales	100.0	100.0	(3.5)
Gross profit	15.7	15.4	(1.4)
Selling, general and administrative	14.4	14.4	(3.5)
Acquisition and integration, net	0.0	0.0	341.9
Restructuring charges and asset impairment, net	0.2	0.1	41.3
Operating earnings	1.1	0.8	25.9
Other expenses	0.4	0.4	17.9
Earnings before income taxes	0.6	0.5	32.1
Income tax expense	0.2	0.1	114.6
Net earnings	0.5	0.4	14.4

Note: Certain totals do not sum due to rounding.

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023	Variance
Wholesale	$2,014,021	$2,085,684	$(71,663)
Retail	792,242	821,710	(29,468)
Total net sales	$2,806,263	$2,907,394	$(101,131)

Net sales for the quarter ended April 20, 2024 (the “first quarter”) decreased $101.1 million, or 3.5%, to $2.81 billion from $2.91 billion in the quarter ended April 22, 2023 (the “prior year quarter”). The decrease during the current quarter reflected sales declines in both the Wholesale and Retail segments, which were unfavorably impacted by lower volumes.

Wholesale net sales decreased $71.7 million, or 3.4% to $2.01 billion in the first quarter from $2.09 billion in the prior year quarter. The decrease in the current quarter was due primarily to demand changes from a certain national account customer. Overall case volumes for the segment were down in the current quarter compared to the prior year quarter by 7.3%.

Retail net sales decreased $29.5 million, or 3.6%, to $792.2 million in the first quarter from $821.7 million in the prior year quarter. Comparable store sales decreased 2.5% in the current year driven by a 4.8% reduction in unit volumes. The decrease in comparable store sales was primarily due to a reduction in food assistance program benefits. Additionally, lower fuel sales reduced Retail's reported net sales by 0.7%. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

Gross Profit – Gross profit represents net sales less cost of sales, which includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. The Company’s gross profit definition may not be identical to similarly titled measures reported by other companies. Vendor allowances that relate to the buying and merchandising activities consist primarily of promotional allowances, which are generally allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. These vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The Wholesale segment includes shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of earnings.

Gross profit decreased $6.3 million, or 1.4%, to $440.3 million in the first quarter from $446.7 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 15.7% compared to 15.4% in the prior year quarter. The gross profit decline was driven primarily by lower volumes. The gross profit rate increase in the current quarter was driven by lower last-in-first-out ("LIFO") expense of $9.2 million, or 31 basis points, and benefits realized from the merchandising transformation initiative. These increases were partially offset by changes in customer mix within the Wholesale segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the first quarter decreased $14.6 million, or 3.5%, to $403.6 million from $418.2 million in the prior year quarter, representing 14.4% of net sales in both the first quarter and in the prior year quarter. The decrease in selling, general and administrative expenses as a rate of sales was due primarily to lower incentive compensation compared to the prior year and benefits realized from both the merchandising transformation and recent go-to-market strategy. These decreases were mostly offset by increased corporate administrative costs, driven by investments in the transformational initiatives, and depreciation and amortization expense compared to the prior year quarter.

Acquisition and Integration, net – First quarter and prior year quarter results included net charges of $0.3 million and $0.1 million, respectively. Current year activity relates to the Retail segment while the prior year quarter activity relates primarily to the Wholesale segment.

Restructuring and Asset Impairment, net – First quarter and prior year quarter results included net charges of $5.8 million and $4.1 million, respectively. The current quarter charges were primarily due to impairment losses on long-lived assets in the Retail segment due to changes in the competitive environment. The prior year charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023	Variance
Wholesale	$36,002	$26,325	$9,677
Retail	(5,386)	(2,012)	(3,374)
Total operating earnings	$30,616	$24,313	$6,303

Operating earnings increased $6.3 million, or 25.9% to $30.6 million in the first quarter from $24.3 million in the prior year quarter. The increases in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $9.7 million, or 36.8%, to $36.0 million in the first quarter from $26.3 million in the prior year quarter. The increase in operating earnings was due to a higher gross profit rate, benefits realized from the merchandising transformation initiative, and lower incentive compensation. The increases in operating earnings were partially offset by lower unit volumes.

Retail operating loss increased $3.4 million, or 167.6%, to $5.4 million in the first quarter from $2.0 million in the prior year quarter. The increase in the operating loss in the current quarter was due to lower unit volumes, increased restructuring and asset impairment charges, and increased corporate administration expenses, partially offset by lower incentive compensation.

Interest Expense – Interest expense increased $1.9 million, or 16.4%, to $13.5 million in the first quarter from $11.6 million in the prior year quarter. Higher average debt balances on the Company's credit facility accounted for $1.4 million of the increase in interest expense.

Income Taxes – The effective income tax rates were 28.6% and 17.6% for the first quarter and prior year quarter, respectively. Differences from the federal statutory rate in both the current and prior year quarters were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year quarter also included discrete tax benefits from both a change in tax contingencies, as well as stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives and non-operating costs associated with the postretirement plan amendment and settlement. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, non-operating costs associated with the postretirement plan amendment and settlement, severance associated with cost reduction initiatives and a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the quarter.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 16 weeks ended April 20, 2024 and April 22, 2023.

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Operating earnings	$30,616	$24,313
Adjustments:
LIFO expense	2,020	11,172
Acquisition and integration, net	327	74
Restructuring and asset impairment, net	5,768	4,083
Organizational realignment, net	306	—
Severance associated with cost reduction initiatives	69	284
Legal settlement	—	900
Adjusted operating earnings	$39,106	$40,826
Wholesale:
Operating earnings	$36,002	$26,325
Adjustments:
LIFO expense	1,555	8,733
Acquisition and integration, net	—	69
Restructuring and asset impairment, net	(150)	980
Organizational realignment, net	191	—
Severance associated with cost reduction initiatives	69	264
Legal settlement	—	900
Adjusted operating earnings	$37,667	$37,271
Retail:
Operating loss	$(5,386)	$(2,012)
Adjustments:
LIFO expense	465	2,439
Acquisition and integration, net	327	5
Restructuring and asset impairment, net	5,918	3,103
Organizational realignment, net	115	—
Severance associated with cost reduction initiatives	—	20
Adjusted operating earnings	$1,439	$3,555

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 16 weeks ended April 20, 2024 and April 22, 2023.

	16 Weeks Ended
	April 20, 2024		April 22, 2023
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$12,971	$0.37	$11,337	$0.32
Adjustments:
LIFO expense	2,020		11,172
Acquisition and integration, net	327		74
Restructuring and asset impairment, net	5,768		4,083
Organizational realignment, net	306		—
Severance associated with cost reduction initiatives	69		284
Postretirement plan amendment and settlement	(945)		(1,018)
Legal settlement	—		900
Total adjustments	7,545		15,495
Income tax effect on adjustments (a)	(2,036)		(3,970)
Total adjustments, net of taxes	5,509	0.16	11,525	0.32	*
Adjusted earnings from continuing operations	$18,480	$0.53	$22,862	$0.64
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 16 weeks ended April 20, 2024 and April 22, 2023.

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Net earnings	$12,971	$11,337
Income tax expense	5,206	2,426
Other expenses, net	12,439	10,550
Operating earnings	30,616	24,313
Adjustments:
LIFO expense	2,020	11,172
Depreciation and amortization	30,646	29,745
Acquisition and integration, net	327	74
Restructuring and asset impairment, net	5,768	4,083
Cloud computing amortization	2,018	1,350
Organizational realignment, net	306	—
Severance associated with cost reduction initiatives	69	284
Stock-based compensation	3,720	5,147
Stock warrant	326	607
Non-cash rent	(901)	(928)
(Gain) loss on disposal of assets	(20)	22
Legal settlement	—	900
Adjusted EBITDA	$74,895	$76,769
Wholesale:
Operating earnings	$36,002	$26,325
Adjustments:
LIFO expense	1,555	8,733
Depreciation and amortization	16,078	15,370
Acquisition and integration, net	—	69
Restructuring and asset impairment, net	(150)	980
Cloud computing amortization	1,369	940
Organizational realignment, net	191	—
Severance associated with cost reduction initiatives	69	264
Stock-based compensation	2,504	3,383
Stock warrant	326	607
Non-cash rent	(300)	(75)
(Gain) loss on disposal of assets	(18)	10
Legal settlement	—	900
Adjusted EBITDA	$57,626	$57,506
Retail:
Operating loss	$(5,386)	$(2,012)
Adjustments:
LIFO expense	465	2,439
Depreciation and amortization	14,568	14,375
Acquisition and integration, net	327	5
Restructuring and asset impairment, net	5,918	3,103
Cloud computing amortization	649	410
Organizational realignment, net	115	—
Severance associated with cost reduction initiatives	—	20
Stock-based compensation	1,216	1,764
Non-cash rent	(601)	(853)
(Gain) loss on disposal of assets	(2)	12
Adjusted EBITDA	$17,269	$19,263

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 20, 2024	April 22, 2023
Cash flow activities
Net cash provided by (used in) operating activities	$36,463	$(2,708)
Net cash used in investing activities	(38,104)	(39,276)
Net cash provided by financing activities	2,645	29,863
Net increase (decrease) in cash and cash equivalents	1,004	(12,121)
Cash and cash equivalents at beginning of the period	17,964	29,086
Cash and cash equivalents at end of the period	$18,968	$16,965

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities increased $39.2 million in the current year-to-date period compared to the prior year-to-date period, due primarily to changes in working capital.

Net cash used in investing activities. Net cash used in investing activities decreased $1.2 million in the current year compared to the prior year primarily due to an increase in net proceeds received from the sale of assets in the current year.

Capital expenditures were $40.2 million in the current year and cloud computing application development spend, which is included in operating activities, was $3.9 million, compared to capital expenditures of $38.9 million and cloud computing application development spend of $0.9 million in the prior year. The increase in capital expenditures in the current year compared to the prior year was in line with the Company's long-term plan. The Wholesale and Retail segments utilized 56.3% and 43.7% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities decreased $27.2 million in the current year compared to the prior year, primarily due to reduced proceeds in the current year from the senior credit facility.

Debt Management

Total debt, including finance lease liabilities, was $623.6 million and $597.5 million as of April 20, 2024 and December 30, 2023, respectively. The increase in total debt was due to additional net borrowings on the senior credit facility to fund working capital changes, purchases of property, plant and equipment and share repurchases.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.17 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. As of April 20, 2024, the senior secured credit facility had outstanding borrowings of $541.8 million.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $431.3 million at April 20, 2024. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $18.1 million were outstanding as of April 20, 2024. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

The Company believes that cash generated from operating activities and available borrowings under the credit facility will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement. The Company anticipates that additional borrowings may be required to fund investments related to both organic and inorganic initiatives included in the long-term strategic plan.

The Company’s current ratio (current assets to current liabilities) was 1.75-to-1 at April 20, 2024 compared to 1.63-to-1 at December 30, 2023, and its investment in working capital was $458.1 million at April 20, 2024 compared to $417.6 million at December 30, 2023. The net long-term debt to total capital ratio was 0.44-to-1 at April 20, 2024 compared to 0.43-to-1 at December 30, 2023.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 20, 2024 and December 30, 2023.

(In thousands)	April 20, 2024	December 30, 2023
Current portion of long-term debt and finance lease liabilities	$9,724	$8,813
Long-term debt and finance lease liabilities	613,864	588,667
Total debt	623,588	597,480
Cash and cash equivalents	(18,968)	(17,964)
Net long-term debt	$604,620	$579,516

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of April 20, 2024 and December 30, 2023.

(In thousands)	April 20, 2024	December 30, 2023
Net long-term debt	$604,620	$579,516
Total shareholders' equity	785,205	778,182
Total capital	$1,389,825	$1,357,698

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. At April 20, 2024, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended April 20, 2024, the Company declared $7.7 million in dividends. A 1.2% increase in the quarterly dividend rate from $0.215 per share to $0.2175 per share was approved by the Board of Directors and announced on March 7, 2024. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 20, 2024. These commitments consist primarily of purchase commitments, standby letters of credit of $18.1 million as of April 20, 2024, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of April 20, 2024 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the first quarter of 2024 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Part II, Item 1 is incorporated by reference to the information set forth under the caption “Commitments and Contingencies” in Note 8 in the notes to condensed consolidated financial statements included in this report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2023 10-K) for the year ended December 30, 2023 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2023 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements which appear at the beginning of this report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were $2.6 million of common stock share repurchases made under this program during the first quarter of 2024. At April 20, 2024, $22.8 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
December 31 - January 27, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$25,399
January 28 - February 24, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$25,399
February 25 - March 23, 2024
Employee Transactions	151,833	$20.76	N/A	N/A
Repurchase Program	67,439	$19.90	67,439	$24,057
March 24 - April 20, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	66,631	$19.11	66,631	$22,783
Total for quarter ended April 20, 2024
Employee Transactions	151,833	$20.76	N/A	N/A
Repurchase Program	134,070	$19.51	134,070	$22,783

Item 5. Other Information

Rule 10b5-1 Plan Elections

On March 18, 2024, Ileana McAlary, EVP, Chief Legal Officer and Corporate Secretary, and Masiar Tayebi, EVP, Chief Strategy and Information Officer, each adopted a pre-arranged stock trading plan for the sale of up to 1,300 and 1,400 shares of the Company's common stock, respectively. Ms. McAlary and Mr. Tayebi's plan's will terminate on the earlier of (i) March 17, 2026 and (ii) the date on which all sales contemplated under their respective plans have been executed. Ms. McAlary and Mr. Tayebi's plans are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). No other Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the first quarter of 2024.

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on August 25, 2023.

10.1*	Form of SPTN Restricted Stock Unit Plan Document (Non-Employee Directors).

10.2*	Form of SPTN Restricted Stock Unit Plan Document (Associates).

10.3*	Form of SPTN Long-Term Incentive Plan Document.

10.4*	Form of SPTN Annual Cash Incentive Plan Document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2024, has been formatted in Inline XBRL.

* Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 30, 2024	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 30, 2024	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)