Form 10-Q
period 2024-07-13
SpartanNash Co
filed 2024-08-15
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2024.

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

As of August 13, 2024, the registrant had 33,745,117 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 13,	December 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$25,242	$17,964
Accounts and notes receivable, net	426,869	421,859
Inventories, net	527,595	575,226
Prepaid expenses and other current assets	65,126	62,440
Total current assets	1,044,832	1,077,489

Property and equipment, net	662,501	649,071
Goodwill	190,214	182,160
Intangible assets, net	102,793	101,535
Operating lease assets	266,221	242,146
Other assets, net	99,323	103,174

Total assets	$2,365,884	$2,355,575

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$466,830	$473,419
Accrued payroll and benefits	60,720	78,076
Other accrued expenses	63,557	57,609
Current portion of operating lease liabilities	42,394	41,979
Current portion of long-term debt and finance lease liabilities	9,754	8,813
Total current liabilities	643,255	659,896

Long-term liabilities
Deferred income taxes	81,114	73,904
Operating lease liabilities	252,850	226,118
Other long-term liabilities	25,897	28,808
Long-term debt and finance lease liabilities	586,427	588,667
Total long-term liabilities	946,288	917,497

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 33,750 and 34,610 shares outstanding	449,076	460,299
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	1,005	796
Retained earnings	326,260	317,087
Total shareholders’ equity	776,341	778,182

Total liabilities and shareholders’ equity	$2,365,884	$2,355,575

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net sales	$2,230,756	$2,312,394	$5,037,019	$5,219,788
Cost of sales	1,877,753	1,960,012	4,243,672	4,420,740
Gross profit	353,003	352,382	793,347	799,048

Operating expenses
Selling, general and administrative	318,157	318,795	721,790	736,991
Acquisition and integration, net	2,613	55	2,940	129
Restructuring and asset impairment, net	6,107	(2,254)	11,875	1,829
Total operating expenses	326,877	316,596	736,605	738,949

Operating earnings	26,126	35,786	56,742	60,099

Other expenses and (income)
Interest expense, net	10,541	9,349	24,028	20,938
Other, net	(550)	(685)	(1,598)	(1,724)
Total other expenses, net	9,991	8,664	22,430	19,214

Earnings before income taxes	16,135	27,122	34,312	40,885
Income tax expense	4,646	7,654	9,852	10,080
Net earnings	$11,489	$19,468	$24,460	$30,805

Net earnings per basic common share	$0.34	$0.57	$0.72	$0.90

Net earnings per diluted common share	$0.34	$0.56	$0.71	$0.88

Weighted average shares outstanding:
Basic	33,726	34,125	33,962	34,366
Diluted	33,958	34,641	34,329	35,116

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net earnings	$11,489	$19,468	$24,460	$30,805

Other comprehensive (loss) income, before tax
Change in interest rate swap	(2,882)	2,281	1,726	1,145
Postretirement liability adjustment	(570)	(326)	(1,462)	(1,237)
Total other comprehensive (loss) income, before tax	(3,452)	1,955	264	(92)

Income tax benefit (expense) related to items of other comprehensive (loss) income	809	(454)	(55)	36

Total other comprehensive (loss) income, after tax	(2,643)	1,501	209	(56)
Comprehensive income	$8,846	$20,969	$24,669	$30,749

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income	Earnings	Total
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	12,971	12,971
Other comprehensive income	—	—	2,852	—	2,852
Dividends - $0.2175 per share	—	—	—	(7,705)	(7,705)
Share repurchases	(134)	(2,616)	—	—	(2,616)
Stock-based compensation	—	3,720	—	—	3,720
Stock warrant	—	326	—	—	326
Issuances of common stock for associate stock purchase plan	32	626	—	—	626
Cancellations of stock-based awards	(159)	(3,151)	—	—	(3,151)
Balance at April 20, 2024	34,349	$459,204	$3,648	$322,353	$785,205
Net earnings	—	—	—	11,489	11,489
Other comprehensive loss	—	—	(2,643)	—	(2,643)
Dividends - $0.2175 per share	—	—	—	(7,582)	(7,582)
Share repurchases	(627)	(12,435)	—	—	(12,435)
Stock-based compensation	—	1,856	—	—	1,856
Stock warrant	—	190	—	—	190
Restricted stock units issued as common stock	15	—	—	—	—
Issuances of common stock for associate stock purchase plan and other stock-based awards	19	291	—	—	291
Cancellations of stock-based awards	(6)	(30)	—	—	(30)
Balance at July 13, 2024	33,750	$449,076	$1,005	$326,260	$776,341

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income	Earnings	Total
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	11,337	11,337
Other comprehensive loss	—	—	(1,557)	—	(1,557)
Dividends - $0.215 per share	—	—	—	(7,679)	(7,679)
Share repurchases	(435)	(10,910)	—	—	(10,910)
Stock-based compensation	—	5,147	—	—	5,147
Stock warrant	—	607	—	—	607
Issuances of common stock for associate stock purchase plan	17	358	—	—	358
Issuances of restricted stock	425	—	—	—	—
Cancellations of stock-based awards	(151)	(3,917)	—	—	(3,917)
Balance at April 22, 2023	34,935	$459,346	$1,422	$298,686	$759,454
Net earnings	—	—	—	19,468	19,468
Other comprehensive income	—	—	1,501	—	1,501
Dividends - $0.215 per share	—	—	—	(7,524)	(7,524)
Share repurchases	(330)	(7,617)	—	—	(7,617)
Stock-based compensation	—	2,465	—	—	2,465
Stock warrant	—	353	—	—	353
Issuances of common stock for associate stock purchase plan and other stock-based awards	18	328	—	—	328
Issuances of restricted stock	10	—	—	—	—
Cancellations of stock-based awards	(15)	(31)	—	—	(31)
Balance at July 15, 2023	34,618	$454,844	$2,923	$310,630	$768,397

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 13, 2024	July 15, 2023
Cash flows from operating activities
Net earnings	$24,460	$30,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	12,129	1,735
Depreciation and amortization	53,988	52,203
Non-cash rent	(1,676)	(2,044)
LIFO expense	3,529	15,839
Postretirement benefits income	(1,085)	(1,149)
Deferred income taxes	4,254	12,214
Stock-based compensation expense	5,576	7,612
Stock warrant	516	960
Loss on disposals of assets	44	46
Other operating activities	991	879
Changes in operating assets and liabilities:
Accounts receivable	(3,619)	(20,163)
Inventories	48,517	(25,313)
Prepaid expenses and other assets	2,213	2,068
Accounts payable	9,962	32,252
Accrued payroll and benefits	(25,604)	(46,469)
Current income taxes	(3,604)	(7,645)
Other accrued expenses and other liabilities	1,507	(4,174)
Net cash provided by operating activities	132,098	49,656
Cash flows from investing activities
Purchases of property and equipment	(67,074)	(60,824)
Net proceeds from the sale of assets	1,901	3,996
Acquisitions, net of cash acquired	(14,898)	(780)
Payments from customers on loans	983	740
Other investing activities	(407)	(189)
Net cash used in investing activities	(79,495)	(57,057)
Cash flows from financing activities
Proceeds from senior secured credit facility	715,399	781,075
Payments on senior secured credit facility	(721,069)	(743,132)
Repayment of other long-term debt and finance lease liabilities	(5,879)	(4,366)
Share repurchases	(15,051)	(18,527)
Net payments related to stock-based award activities	(3,181)	(3,948)
Dividends paid	(15,360)	(15,117)
Other financing activities	(184)	(760)
Net cash used in financing activities	(45,325)	(4,775)

Net increase (decrease) in cash and cash equivalents	7,278	(12,176)
Cash and cash equivalents at beginning of period	17,964	29,086
Cash and cash equivalents at end of period	$25,242	$16,910

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 13, 2024, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2024 and 2023 include the results of operations of the Company for the 12- and 28-week periods ended July 13, 2024 and July 15, 2023, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of July 13, 2024 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 13, 2024			28 Weeks Ended July 13, 2024
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$576,284	$256,841	$833,125	$1,337,529	$560,055	$1,897,584
Fresh (b)	482,558	259,255	741,813	1,097,927	556,171	1,654,098
Non-food (c)	474,486	121,583	596,069	1,082,792	270,454	1,353,246
Fuel	—	38,172	38,172	—	81,093	81,093
Other	21,300	277	21,577	50,401	597	50,998
Total	$1,554,628	$676,128	$2,230,756	$3,568,649	$1,468,370	$5,037,019
Type of customers:
Individuals	$—	$675,851	$675,851	$—	$1,467,773	$1,467,773
Independent retailers (d)	532,398	—	532,398	1,197,583	—	1,197,583
National accounts	492,215	—	492,215	1,128,845	—	1,128,845
Military (e)	521,532	—	521,532	1,221,439	—	1,221,439
Other	8,483	277	8,760	20,782	597	21,379
Total	$1,554,628	$676,128	$2,230,756	$3,568,649	$1,468,370	$5,037,019

	12 Weeks Ended July 15, 2023			28 Weeks Ended July 15, 2023
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$603,441	$260,838	$864,279	$1,431,142	$575,652	$2,006,794
Fresh (b)	508,004	257,915	765,919	1,162,262	568,627	1,730,889
Non-food (c)	499,440	119,245	618,685	1,070,407	266,844	1,337,251
Fuel	—	40,787	40,787	—	89,053	89,053
Other	22,479	245	22,724	55,237	564	55,801
Total	$1,633,364	$679,030	$2,312,394	$3,719,048	$1,500,740	$5,219,788
Type of customers:
Individuals	$—	$678,785	$678,785	$—	$1,500,177	$1,500,177
Independent retailers (d)	563,412	—	563,412	1,266,218	—	1,266,218
National accounts	554,451	—	554,451	1,236,436	—	1,236,436
Military (e)	504,736	—	504,736	1,190,431	—	1,190,431
Other	10,765	245	11,010	25,963	563	26,526
Total	$1,633,364	$679,030	$2,312,394	$3,719,048	$1,500,740	$5,219,788

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	52	(307)	(255)
Write-offs charged against the allowance	(72)	(350)	(422)
Balance at July 13, 2024	$4,591	$555	$5,146

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,214)	439	(775)
Write-offs charged against the allowance	(408)	—	(408)
Balance at July 15, 2023	$4,476	$1,387	$5,863

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at December 30, 2023	$181,035	$1,125	$182,160
Acquisitions	—	8,054	8,054
Balance at July 13, 2024	$181,035	$9,179	$190,214

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

Indefinite-lived
(In thousands)	Intangible Assets
Balance at December 30, 2023	$67,826
Acquisitions	9,750
Impairment (Note 5)	(6,059)
Balance at July 13, 2024	$71,517

Within the Retail reporting unit, the Company acquired goodwill of $8.1 million and an indefinite-lived trade name of $9.8 million related to an immaterial acquisition during the second quarter of 2024.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, during the fourth quarter of each year, and more frequently if circumstances indicate impairment is probable. Except for the impairment described in Note 5, such circumstances have not arisen in the current fiscal year. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 13, 2024. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
(In thousands)	Lease Ancillary Costs	Severance	Total
Balance at December 30, 2023	$2,977	$—	$2,977
Provision for severance	—	27	27
Lease termination adjustments	(451)		(451)
Accretion expense	42	—	42
Payments	(253)	(27)	(280)
Balance at July 13, 2024	$2,315	$—	$2,315

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Asset impairment charges (a)	$6,863	$—	$12,984	$3,745
Gain on sales of assets related to closed facilities (b)	(96)	(2,529)	(45)	(2,590)
Provision for severance	27	20	27	20
Other (income) costs associated with site closures	(17)	286	(271)	600
Lease termination adjustments (c)	(670)	—	(820)	—
Changes in estimates	—	(31)	—	54
Total	$6,107	$(2,254)	$11,875	$1,829

(a) Asset impairment charges in the current year were incurred in the Retail segment related to long-lived assets and an indefinite-lived trade name as a result of changes in the competitive environment. In the prior year, asset impairment charges related to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment.

(b) Gains on sales of assets in the prior year relate to the sale of a store within the Retail segment.

(c) Lease termination adjustments in the current quarter relate to the gain recognized to terminate a lease agreement, which included a $0.2 million write-off of the lease liability and a $0.5 million write-off of lease ancillary costs included in the reserve for closed properties.

Due to changes in the competitive environment, the Company evaluated an indefinite-lived trade name within the Retail segment for potential impairment. The indefinite-lived trade name with a book value of $23.7 million was measured at a fair value of $17.6 million, resulting in an impairment charge of $6.1 million. Indefinite-lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 6. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $7.4 million were measured at a fair value of $0.5 million, resulting in impairment charges of $6.9 million. In the prior year, long-lived assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At July 13, 2024 and December 30, 2023, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	July 13, 2024	December 30, 2023
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$9,754	$8,813
Long-term debt and finance lease liabilities	590,162	593,061
Total book value of debt instruments	599,916	601,874
Fair value of debt instruments, excluding debt financing costs	600,658	603,117
Excess of fair value over book value	$742	$1,243

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

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. To assess for continued hedge effectiveness, the Company performs retrospective and prospective qualitative assessments each quarter. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive (loss) income" in the condensed consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the condensed consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of July 13, 2024 and December 30, 2023, respectively, are as follows:

		Derivative Fair Value
(In thousands)	Condensed Consolidated Balance Sheets Location	July 13, 2024	December 30, 2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$1,718	$1,721
Interest rate swap	Other long-term liabilities	291	1,914
Interest rate swap	Accumulated other comprehensive income	1,005	(316)

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$10,541	$9,349	$24,028	$20,938
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	588	494	1,377	669

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

Note 9 – Associate Retirement Plans

During the 12- and 28- week periods ended July 13, 2024, the Company recognized net periodic postretirement benefit income of $0.5 million and $1.4 million, respectively, related to the SpartanNash Retiree Medical Plan ("Retiree Medical Plan" or "Plan"). During the 12- and 28- week periods ended July 15, 2023 the Company recognized net periodic postretirement benefit income of $0.6 million and $1.5 million, respectively, related to the Retiree Medical Plan.

The Company amended the Retiree Medical Plan on June 30, 2022. In connection with the amendment, the Company was to make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which was amortized to net periodic postretirement benefit income over the remaining period until the final payment was made on June 28, 2024. During the 12 week periods ended July 13, 2024 and July 15, 2023, the Company recognized $0.7 million and $0.8 million, respectively, in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI. During the 28 week periods ended July 13, 2024 and July 15, 2023, the Company recognized $1.7 million and $1.8 million, respectively, in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

On June 28, 2024, the Company made a lump sum payment of $1.3 million to all remaining active or retired participants, which constituted a final settlement of the Plan. On July 1, 2023, the Company made a lump sum payment to retired participants totaling $1.3 million, which constituted a partial settlement of the Plan. The payments resulted in the recognition within net periodic postretirement expense of $0.1 million and $0.3 million on June 28, 2024 and July 1, 2023, respectively, related to the net actuarial loss within AOCI.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12- week periods ended July 13, 2024 and July 15, 2023 were $3.3 million. The Company's contributions during the 28-week periods ended July 13, 2024 and July 15, 2023 were $7.9 million and $7.6 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 28.8% and 28.2% for the 12 weeks ended July 13, 2024 and July 15, 2023, respectively. The effective income tax rate was 28.7% and 24.7% for the 28 weeks ended July 13, 2024 and July 15, 2023, respectively.

Differences from the federal statutory rate for all periods presented were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year also included discrete tax benefits from a both change in contingencies, as well as stock compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Restricted stock expense	$1,179	$1,896	$3,261	$6,697
Restricted stock unit expense	874	—	3,664	—
Performance share unit (benefit) expense	(197)	569	(1,349)	915
Income tax benefit	(517)	(742)	(1,442)	(2,909)
Stock-based compensation expense, net of tax	$1,339	$1,723	$4,134	$4,703

The following table summarizes activity in the stock incentive plans for the 28 weeks ended July 13, 2024:

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Performance	Average
	Stock	Grant-Date	Stock	Grant-Date	Share	Grant-Date
	Awards	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding at December 30, 2023	819,457	$24.92	—	$—	290,310	$27.00
Granted	—	—	580,063	20.29	413,207	20.53
Vested	(460,364)	23.16	(15,490)	20.41	—	—
Cancelled/Forfeited	(12,981)	26.77	(11,631)	20.41	(10,294)	23.39
Outstanding at July 13, 2024	346,112	$27.19	552,942	$20.28	693,223	$23.20

The following table summarizes the unrecognized compensation cost and weighted average recognition period for awards granted under the Company's stock incentive plans as of July 13, 2024:

		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Cost	Period
	(In thousands)	(in years)
Restricted stock awards	$5,476	1.3
Restricted stock units	7,895	2.4
Performance share units	7,664	2.4
Total	$21,035

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Warrant expense	$190	$353	$516	$960
Income tax benefit	(13)	(31)	(55)	(95)
Warrant expense, net of tax	$177	$322	$461	$865

The following table summarizes stock warrant activity for the 28 weeks ended July 13, 2024:

Warrant
Outstanding and nonvested at December 30, 2023	3,262,357
Vested	(108,746)
Outstanding and nonvested at July 13, 2024	3,153,611

As of July 13, 2024, total unrecognized cost related to nonvested warrant shares was $16.4 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 3.2 years. Warrants representing 2,283,661 shares are vested and exercisable. As of July 13, 2024, nonvested warrant shares had an intrinsic value of $3.0 million, and vested warrant shares had an intrinsic value of $2.2 million.

Note 12 – Earnings Per Share

Outstanding nonvested restricted stock awards granted to retirement-eligible Associates contain nonforfeitable rights to dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. The dilutive impact of the restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 248,685 and 200,091 for the 12- and 28- week periods ended July 13, 2024, respectively. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Numerator:
Net earnings	$11,489	$19,468	$24,460	$30,805
Adjustment for earnings attributable to participating securities	(62)	(140)	(145)	(254)
Net earnings used in calculating earnings per share	$11,427	$19,328	$24,315	$30,551
Denominator:
Weighted average shares outstanding, including participating securities	33,726	34,125	33,962	34,366
Adjustment for participating securities	(181)	(246)	(201)	(283)
Shares used in calculating basic earnings per share	33,545	33,879	33,761	34,083
Effect of dilutive stock warrant	196	468	296	650
Effect of dilutive stock-based employee compensation	36	48	71	100
Shares used in calculating diluted earnings per share	33,777	34,395	34,128	34,833
Basic earnings per share	$0.34	$0.57	$0.72	$0.90
Diluted earnings per share	$0.34	$0.56	$0.71	$0.88

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023
Non-cash investing activities:
Capital expenditures included in accounts payable and other long-term liabilities	$14,678	$6,192
Operating lease asset additions	51,696	27,214
Finance lease asset additions	9,321	10,000
Non-cash financing activities:
Recognition of operating lease liabilities	51,696	27,214
Recognition of finance lease liabilities	9,321	10,000
Other supplemental cash flow information:
Cash paid for interest	25,132	21,172

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
12 Weeks Ended July 13, 2024
Net sales to external customers	$1,554,628	$676,128	$2,230,756
Inter-segment sales	282,232	500	282,732
Acquisition and integration, net	1,977	636	2,613
Restructuring and asset impairment, net	118	5,989	6,107
Depreciation and amortization	12,301	11,041	23,342
Operating earnings	22,067	4,059	26,126
Capital expenditures	14,052	12,859	26,911

12 Weeks Ended July 15, 2023
Net sales to external customers	$1,633,364	$679,030	$2,312,394
Inter-segment sales	278,886	328	279,214
Acquisition and integration, net	55	—	55
Restructuring and asset impairment, net	1	(2,255)	(2,254)
Depreciation and amortization	11,644	10,814	22,458
Operating earnings	21,542	14,244	35,786
Capital expenditures	13,828	8,132	21,960

28 Weeks Ended July 13, 2024
Net sales to external customers	$3,568,649	$1,468,370	$5,037,019
Inter-segment sales	616,597	1,091	617,688
Acquisition and integration, net	1,977	963	2,940
Restructuring and asset impairment, net	(32)	11,907	11,875
Depreciation and amortization	28,379	25,609	53,988
Operating earnings (loss)	58,069	(1,327)	56,742
Capital expenditures	36,674	30,400	67,074

28 Weeks Ended July 15, 2023
Net sales to external customers	$3,719,048	$1,500,740	$5,219,788
Inter-segment sales	628,180	652	628,832
Acquisition and integration, net	124	5	129
Restructuring and asset impairment, net	981	848	1,829
Depreciation and amortization	27,014	25,189	52,203
Operating earnings	47,867	12,232	60,099
Capital expenditures	38,225	22,599	60,824

(In thousands)	July 13, 2024	December 30, 2023
Total assets
Wholesale	$1,536,806	$1,576,182
Retail	829,078	779,393
Total	$2,365,884	$2,355,575

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

As of the end of the second quarter, the Company’s Retail segment operated 147 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 91 of its corporate owned retail stores (81 of the pharmacies are owned by the Company), operated two pharmacy locations not associated with corporate-owned retail locations and operated 36 fuel centers. The Company’s neighborhood market strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores.

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

2024 Second Quarter Highlights

Key financial and operational highlights for the second quarter compared to the prior year quarter, unless otherwise noted, include the following:

•
Net sales decreased 3.5% to $2.23 billion, driven by lower volumes in both the Wholesale and Retail segments.
o
Wholesale segment net sales decreased 4.8% to $1.55 billion due to reduced case volumes in the national accounts customer channel.
o
Retail segment net sales decreased 0.4% to $676.1 million, with comparable store sales down 2.5%. Incremental sales from newly acquired stores were offset by lower consumer demand trends.
•
Net earnings of $0.34 per diluted share, compared to $0.57 per diluted share.
o
The decrease was primarily due to lower unit volumes and higher restructuring and asset impairment charges. This reduction was partially offset by benefits from the merchandising transformation, favorable segment sales mix, as well as lower LIFO expense of $3.2 million.
•
Adjusted EPS of $0.59, compared to $0.65. Adjusted EBITDA of $64.5 million, compared to $66.1 million. These measures exclude, among other items, restructuring and asset impairment charges, the impact of the LIFO provision and acquisition and integration expenses.
•
Cash generated from operating activities of $132.1 million during the first half of fiscal 2024 compared to $49.7 million in the first half of the prior year. The 166.0% increase in cash from operating activities is due primarily to ongoing working capital management initiatives.
•
Net long-term debt to adjusted EBITDA ratio of 2.2x improved sequentially compared to 2.4x at the end of the first quarter.
•
Capital expenditures and IT capital of $73.4 million during the first half of fiscal 2024 increased compared to $63.5 million during the first half of the prior year.

•
Returned $30.4 million to shareholders during the first half of fiscal 2024 through $15.1 million in share repurchases and $15.4 million in dividends.

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

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023	July 13, 2024	July 13, 2024
Net sales	100.0	100.0	100.0	100.0	(3.5)	(3.5)
Gross profit	15.8	15.2	15.8	15.3	0.2	(0.7)
Selling, general and administrative	14.3	13.8	14.3	14.1	(0.2)	(2.1)
Acquisition and integration, net	0.1	0.0	0.1	0.0	**	**
Restructuring charges and asset impairment, net	0.3	(0.1)	0.2	0.0	(370.9)	549.3
Operating earnings	1.2	1.5	1.1	1.2	(27.0)	(5.6)
Other expenses	0.4	0.4	0.4	0.4	15.3	16.7
Earnings before income taxes	0.7	1.2	0.7	0.8	(40.5)	(16.1)
Income tax expense	0.2	0.3	0.2	0.2	(39.3)	(2.3)
Net earnings	0.5	0.8	0.5	0.6	(41.0)	(20.6)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	Variance	July 13, 2024	July 15, 2023	Variance
Wholesale	$1,554,628	$1,633,364	$(78,736)	$3,568,649	$3,719,048	$(150,399)
Retail	676,128	679,030	(2,902)	1,468,370	1,500,740	(32,370)
Total net sales	$2,230,756	$2,312,394	$(81,638)	$5,037,019	$5,219,788	$(182,769)

Net sales for the quarter ended July 13, 2024 (the “second quarter”) decreased $81.6 million, or 3.5%, to $2.23 billion from $2.31 billion in the quarter ended July 15, 2023 (the “prior year quarter”). Net sales for the year-to-date period ended July 13, 2024 (the "year-to-date period") decreased $182.8 million, or 3.5%, to $5.04 billion from $5.22 billion in the year-to-date period ended July 15, 2023 (the "prior year-to-date-period"). The decreases reflected sales declines in both the Wholesale and Retail segments, which were unfavorably impacted by lower volumes.

Wholesale net sales decreased $78.7 million, or 4.8% to $1.55 billion in the second quarter from $1.63 billion in the prior year quarter. Wholesale net sales for the year-to-date period decreased $150.4 million, or 4.0%, to $3.57 billion from $3.72 billion in the prior year-to-date period. The decreases were due primarily to lower volumes within the national account customer channel. Overall case volumes for the segment were down in the current quarter and current year-to-date period compared to the prior year by 5.7% and 6.6%, respectively.

Retail net sales decreased $2.9 million, or 0.4%, to $676.1 million in the second quarter from $679.0 million in the prior year quarter. Net sales for the year-to-date period decreased $32.4 million, or 2.2%, to $1.47 billion from $1.50 billion in the prior year-to-date period. Comparable store sales decreased 2.5% in both the current quarter and current year-to-date periods. The comparable store sales declines were due primarily to lower consumer demand trends, which included a 4.7% and 4.8% decline in unit volumes in the current quarter and current year-to-date periods, respectively. The decrease in comparable store sales in the current year-to-date period was also driven by a reduction in food assistance program benefits. Retail's comparable store sales decreases were partially offset by incremental sales from newly acquired stores. Additionally, lower fuel sales reduced Retail's reported net sales by 0.4% and 0.5% in the current quarter and current year-to-date periods, respectively. The Company defines a retail store as comparable when it is in operation for 14 accounting periods (a period equals four weeks), regardless of remodels, expansions, or relocated stores. Sales are compared to the same store’s operations from the prior year period for purposes of calculation of comparable store sales. Fuel is excluded from the comparable sales calculation due to volatility in price. Comparable store sales is a widely used metric among retailers, which is useful to management and investors to assess performance. The Company’s definition of comparable store sales may differ from similarly titled measures at other companies.

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

Gross profit increased $0.6 million to $353.0 million in the second quarter from $352.4 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 15.8% compared to 15.2% in the prior year quarter. Gross profit for the year-to-date period decreased $5.7 million from $799.0 million in the prior year-to-date period to $793.3 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.8% compared to 15.3% in the prior year-to-date period. The gross profit variances in both the current quarter and current year were unfavorably impacted by lower volumes. The gross profit rate increase in the current quarter was driven by favorable segment sales mix and lower last-in-first-out ("LIFO") expense of $3.2 million, or 13 basis points. The gross profit rate increase in the current year was driven by lower LIFO expense of $12.3 million, or 23 basis points. Additionally, the increases in both the current quarter and current year were driven by benefits realized from the merchandising transformation initiative, partially offset by changes in customer mix within the Wholesale segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the second quarter decreased $0.6 million to $318.2 million from $318.8 million in the prior year quarter, representing 14.3% of net sales in the second quarter compared to 13.8% in the prior year quarter. SG&A expense for the year-to-date period decreased $15.2 million to $721.8 million, from $737.0 in the prior year-to-date period, representing 14.3% in the current year-to-date period compared to 14.1% as a percentage of net sales in the prior year-to-date period. The increases in selling, general and administrative expenses as a rate of sales compared to the prior year were due primarily to increased Retail store labor, corporate administrative costs, driven by investments in the transformational initiatives, and depreciation and amortization expense. These increases were partially offset by lower incentive compensation compared to the prior year and benefits realized from both the merchandising transformation and go-to-market strategy changes.

Acquisition and Integration, net – Second quarter and prior year quarter results included net charges of $2.6 million and $0.1 million, respectively. The year-to-date period and prior year-to-date period included charges of $2.9 million and $0.1 million, respectively. Current year activity consists of expenses associated with the Company's acquisition efforts within both segments while the prior year activity relates primarily to the Wholesale segment.

Restructuring and Asset Impairment, net – Second quarter and prior year quarter results included net charges of $6.1 million and a net gain of $2.3 million, respectively. The year-to-date period and prior year-to-date period included charges of $11.9 million and $1.8 million, respectively. The charges in the current quarter were primarily incurred within the Retail segment related to an impairment of an indefinite-lived trade name. The year-to-date charges also include impairment losses within the Retail segment on long-lived assets due to changes in the competitive environment. The prior year quarter gain primarily relates to the sale of a store location within the Retail segment, partially offset by other costs related to Retail store closings. The prior year charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment, partially offset by the sale of a store within the Retail segment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	Variance	July 13, 2024	July 15, 2023	Variance
Wholesale	$22,067	$21,542	$525	$58,069	$47,867	$10,202
Retail	4,059	14,244	(10,185)	(1,327)	12,232	(13,559)
Total operating earnings	$26,126	$35,786	$(9,660)	$56,742	$60,099	$(3,357)

Operating earnings decreased $9.7 million, or 27.0% to $26.1 million in the second quarter from $35.8 million in the prior year quarter. Operating earnings for the year-to-date period decreased $3.4 million, or 5.6%, to $56.7 million from $60.1 million in the prior year-to-date period. The decreases in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $0.5 million, or 2.4%, to $22.1 million in the second quarter from $21.5 million in the prior year quarter. Operating earnings for the year-to-date period increased $10.2 million, or 21.3%, to $58.1 million from $47.9 million in the prior year-to-date period. The increases in operating earnings were due to higher gross profit rates, benefits realized from the merchandising transformation initiative, and lower incentive compensation. The increases in operating earnings were partially offset by lower unit volumes.

Retail operating earnings decreased $10.2 million, or 71.5%, to $4.1 million in the second quarter from $14.2 million in operating earnings in the prior year quarter. Operating earnings for the year-to-date period decreased $13.6 million, or 110.8%, to a $1.3 million loss from $12.2 million in the prior year-to-date period. The decreases in operating earnings were due to lower unit volumes, increased restructuring and asset impairment charges and higher store labor as a percent of net sales, partially offset by lower incentive compensation.

Interest Expense – Interest expense increased $1.2 million, or 12.8%, to $10.5 million in the second quarter from $9.3 million in the prior year quarter. Interest expense for the year-to-date period increased $3.1 million, or 14.8%, to $24.0 million from $20.9 million in the prior year-to-date period. Higher average debt balances on the Company's credit facility accounted for $0.9 million and $2.3 million of the increase in interest expense in the current quarter and current year, respectively.

Income Taxes – The effective income tax rates were 28.8% and 28.2% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 28.7% and 24.7%, respectively. Differences from the federal statutory rate for the periods presented were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year also included discrete tax benefits from both a change in contingencies and stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives and operating and non-operating costs associated with the postretirement plan amendment and settlement. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, and a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the prior year and operating and non-operating costs associated with the postretirement plan amendment and settlement.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 12 and 28 weeks ended July 13, 2024 and July 15, 2023.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Operating earnings	$26,126	$35,786	$56,742	$60,099
Adjustments:
LIFO expense	1,509	4,667	3,529	15,839
Acquisition and integration, net	2,613	55	2,940	129
Restructuring and asset impairment, net	6,107	(2,254)	11,875	1,829
Organizational realignment, net	1,369	2,029	1,675	2,029
Severance associated with cost reduction initiatives	72	(12)	141	272
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	99	94	99	94
Adjusted operating earnings	$37,895	$40,365	$77,001	$81,191
Wholesale:
Operating earnings	$22,067	$21,542	$58,069	$47,867
Adjustments:
LIFO expense	1,153	3,590	2,708	12,323
Acquisition and integration, net	1,977	55	1,977	124
Restructuring and asset impairment, net	118	1	(32)	981
Organizational realignment, net	855	1,266	1,046	1,266
Severance associated with cost reduction initiatives	30	(7)	99	257
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	62	59	62	59
Adjusted operating earnings	$26,262	$26,506	$63,929	$63,777
Retail:
Operating earnings (loss)	$4,059	$14,244	$(1,327)	$12,232
Adjustments:
LIFO expense	356	1,077	821	3,516
Acquisition and integration, net	636	—	963	5
Restructuring and asset impairment, net	5,989	(2,255)	11,907	848
Organizational realignment, net	514	763	629	763
Severance associated with cost reduction initiatives	42	(5)	42	15
Postretirement plan amendment and settlement	37	35	37	35
Adjusted operating earnings	$11,633	$13,859	$13,072	$17,414

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 13, 2024 and July 15, 2023.

	12 Weeks Ended
	July 13, 2024			July 15, 2023
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$11,489	$0.34		$19,468	$0.56
Adjustments:
LIFO expense	1,509			4,667
Acquisition and integration, net	2,613			55
Restructuring and asset impairment, net	6,107			(2,254)
Organizational realignment, net	1,369			2,029
Severance associated with cost reduction initiatives	72			(12)
Postretirement plan amendment and settlement	(513)			(631)
Total adjustments	11,157			3,854
Income tax effect on adjustments (a)	(2,767)			(955)
Total adjustments, net of taxes	8,390	0.25		2,899	0.09	*
Adjusted earnings from continuing operations	$19,879	$0.59		$22,367	$0.65
* Includes rounding

	28 Weeks Ended
	July 13, 2024			July 15, 2023
		per diluted			per diluted
(In thousands, except per share amounts)	Earnings	share		Earnings	share
Net earnings	$24,460	$0.71		$30,805	$0.88
Adjustments:
LIFO expense	3,529			15,839
Acquisition and integration, net	2,940			129
Restructuring and asset impairment, net	11,875			1,829
Organizational realignment, net	1,675			2,029
Severance associated with cost reduction initiatives	141			272
Postretirement plan amendment and settlement	(1,458)			(1,649)
Legal settlement	—			900
Total adjustments	18,702			19,349
Income tax effect on adjustments (a)	(4,803)			(4,925)
Total adjustments, net of taxes	13,899	0.41	*	14,424	0.41
Adjusted earnings from continuing operations	$38,359	$1.12		$45,229	$1.29
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 13, 2024 and July 15, 2023.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net earnings	$11,489	$19,468	$24,460	$30,805
Income tax expense	4,646	7,654	9,852	10,080
Other expenses, net	9,991	8,664	22,430	19,214
Operating earnings	26,126	35,786	56,742	60,099
Adjustments:
LIFO expense	1,509	4,667	3,529	15,839
Depreciation and amortization	23,342	22,458	53,988	52,203
Acquisition and integration, net	2,613	55	2,940	129
Restructuring and asset impairment, net	6,107	(2,254)	11,875	1,829
Cloud computing amortization	1,840	1,076	3,858	2,426
Organizational realignment, net	1,369	2,029	1,675	2,029
Severance associated with cost reduction initiatives	72	(12)	141	272
Stock-based compensation	1,900	2,465	5,620	7,612
Stock warrant	190	353	516	960
Non-cash rent	(725)	(635)	(1,626)	(1,563)
Loss on disposal of assets	64	24	44	46
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	99	94	99	94
Adjusted EBITDA	$64,506	$66,106	$139,401	$142,875
Wholesale:
Operating earnings	$22,067	$21,542	$58,069	$47,867
Adjustments:
LIFO expense	1,153	3,590	2,708	12,323
Depreciation and amortization	12,301	11,644	28,379	27,014
Acquisition and integration, net	1,977	55	1,977	124
Restructuring and asset impairment, net	118	1	(32)	981
Cloud computing amortization	1,155	725	2,524	1,665
Organizational realignment, net	855	1,266	1,046	1,266
Severance associated with cost reduction initiatives	30	(7)	99	257
Stock-based compensation	1,357	1,611	3,861	4,994
Stock warrant	190	353	516	960
Non-cash rent	(243)	(63)	(543)	(138)
Gain on disposal of assets	(1)	(45)	(19)	(35)
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	62	59	62	59
Adjusted EBITDA	$41,021	$40,731	$98,647	$98,237
Retail:
Operating earnings (loss)	$4,059	$14,244	$(1,327)	$12,232
Adjustments:
LIFO expense	356	1,077	821	3,516
Depreciation and amortization	11,041	10,814	25,609	25,189
Acquisition and integration, net	636	—	963	5
Restructuring and asset impairment, net	5,989	(2,255)	11,907	848
Cloud computing amortization	685	351	1,334	761
Organizational realignment, net	514	763	629	763
Severance associated with cost reduction initiatives	42	(5)	42	15
Stock-based compensation	543	854	1,759	2,618
Non-cash rent	(482)	(572)	(1,083)	(1,425)
Loss on disposal of assets	65	69	63	81
Postretirement plan amendment and settlement	37	35	37	35
Adjusted EBITDA	$23,485	$25,375	$40,754	$44,638

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 13, 2024	July 15, 2023
Cash flow activities
Net cash provided by operating activities	$132,098	$49,656
Net cash used in investing activities	(79,495)	(57,057)
Net cash used in financing activities	(45,325)	(4,775)
Net increase (decrease) in cash and cash equivalents	7,278	(12,176)
Cash and cash equivalents at beginning of the period	17,964	29,086
Cash and cash equivalents at end of the period	$25,242	$16,910

Net cash provided by operating activities. Net cash provided by operating activities increased $82.4 million in the current year-to-date period compared to the prior year-to-date period, due primarily to ongoing working capital management initiatives.

Net cash used in investing activities. Net cash used in investing activities increased $22.4 million in the current year compared to the prior year due to an acquisition within the Retail segment in the current year, as well as higher capital expenditures.

Capital expenditures were $67.1 million in the current year and cloud computing application development spend, which is included in operating activities, was $6.3 million, compared to capital expenditures of $60.8 million and cloud computing application development spend of $2.7 million in the prior year. The increase in capital expenditures in the current year compared to the prior year was in line investments connected with the Company's long-term plan. The Wholesale and Retail segments utilized 54.7% and 45.3% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities increased $40.6 million in the current year compared to the prior year, primarily due to net payments on the senior credit facility in the current year compared to net proceeds in the prior year.

Debt Management

Total debt, including finance lease liabilities, was $596.2 million and $597.5 million as of July 13, 2024 and December 30, 2023, respectively.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.17 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. As of July 13, 2024, the senior secured credit facility had outstanding borrowings of $516.8 million.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $449.6 million at July 13, 2024. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $18.1 million were outstanding as of July 13, 2024. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.62-to-1 at July 13, 2024 compared to 1.63-to-1 at December 30, 2023, and its investment in working capital was $401.6 million at July 13, 2024 compared to $417.6 million at December 30, 2023. The net long-term debt to total capital ratio was 0.42-to-1 at July 13, 2024 compared to 0.43-to-1 at December 30, 2023.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 13, 2024 and December 30, 2023.

(In thousands)	July 13, 2024	December 30, 2023
Current portion of long-term debt and finance lease liabilities	$9,754	$8,813
Long-term debt and finance lease liabilities	586,427	588,667
Total debt	596,181	597,480
Cash and cash equivalents	(25,242)	(17,964)
Net long-term debt	$570,939	$579,516

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of July 13, 2024 and December 30, 2023.

(In thousands)	July 13, 2024	December 30, 2023
Net long-term debt	$570,939	$579,516
Total shareholders' equity	776,341	778,182
Total capital	$1,347,280	$1,357,698

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. At July 13, 2024, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended July 13, 2024, the Company declared $7.6 million in dividends. A 1.2% increase in the quarterly dividend rate from $0.215 per share to $0.2175 per share was approved by the Board of Directors and announced on March 7, 2024. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 13, 2024. These commitments consist primarily of purchase commitments, standby letters of credit of $18.1 million as of July 13, 2024, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of July 13, 2024 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the second quarter of 2024 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were $12.4 million of common stock share repurchases made under this program during the second quarter of 2024. At July 13, 2024, $10.4 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
April 21 - May 18, 2024
Employee Transactions	121	$20.62	N/A	N/A
Repurchase Program	393,827	$19.61	393,827	$15,060
May 19 - June 15, 2024
Employee Transactions	1,341	$19.95	N/A	N/A
Repurchase Program	232,843	$20.01	232,843	$10,401
June 16 - July 13, 2024
Employee Transactions	156	$18.05	N/A	N/A
Repurchase Program	—	$—	—	$10,401
Total for quarter ended July 13, 2024
Employee Transactions	1,618	$19.82	N/A	N/A
Repurchase Program	626,670	$19.76	626,670	$10,401

Item 5. Other Information

Rule 10b5-1 Plan Elections

The directors and officers of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) ("Exchange Act") may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. During the quarter ended July 13, 2024, no Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Restated Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on August 25, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 13, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 15, 2024	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2024	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)