Form 10-Q
period 2024-10-05
SpartanNash Co
filed 2024-11-07
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2024.

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

As of November 5, 2024, the registrant had 33,754,905 outstanding shares of common stock, no par value.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	October 5,	December 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$17,510	$17,964
Accounts and notes receivable, net	490,131	421,859
Inventories, net	557,955	575,226
Prepaid expenses and other current assets	74,167	62,440
Total current assets	1,139,763	1,077,489

Property and equipment, net	668,927	649,071
Goodwill	190,023	182,160
Intangible assets, net	101,817	101,535
Operating lease assets	259,890	242,146
Other assets, net	107,013	103,174

Total assets	$2,467,433	$2,355,575

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$513,577	$473,419
Accrued payroll and benefits	70,516	78,076
Other accrued expenses	65,432	57,609
Current portion of operating lease liabilities	42,355	41,979
Current portion of long-term debt and finance lease liabilities	9,747	8,813
Total current liabilities	701,627	659,896

Long-term liabilities
Deferred income taxes	85,660	73,904
Operating lease liabilities	245,270	226,118
Other long-term liabilities	26,611	28,808
Long-term debt and finance lease liabilities	626,957	588,667
Total long-term liabilities	984,498	917,497

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 33,755 and 34,610 shares outstanding	452,024	460,299
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive (loss) income	(325)	796
Retained earnings	329,609	317,087
Total shareholders’ equity	781,308	778,182

Total liabilities and shareholders’ equity	$2,467,433	$2,355,575

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net sales	$2,250,681	$2,264,248	$7,287,700	$7,484,036
Cost of sales	1,896,032	1,916,709	6,139,704	6,337,449
Gross profit	354,649	347,539	1,147,996	1,146,587

Operating expenses
Selling, general and administrative	324,061	322,796	1,045,851	1,059,787
Acquisition and integration, net	272	2,130	3,212	2,259
Restructuring and asset impairment, net	5,397	(458)	17,272	1,371
Total operating expenses	329,730	324,468	1,066,335	1,063,417

Operating earnings	24,919	23,071	81,661	83,170

Other expenses and (income)
Interest expense, net	9,915	9,280	33,943	30,218
Other, net	(216)	(786)	(1,814)	(2,510)
Total other expenses, net	9,699	8,494	32,129	27,708

Earnings before income taxes	15,220	14,577	49,532	55,462
Income tax expense	4,300	3,450	14,152	13,530
Net earnings	$10,920	$11,127	$35,380	$41,932

Net earnings per basic common share	$0.33	$0.33	$1.05	$1.22

Net earnings per diluted common share	$0.32	$0.32	$1.03	$1.20

Weighted average shares outstanding:
Basic	33,580	34,020	33,847	34,262
Diluted	34,102	34,523	34,266	34,967

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		40 Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net earnings	$10,920	$11,127	$35,380	$41,932

Other comprehensive (loss) income, before tax
Change in interest rate swap	(1,739)	3,625	(13)	4,770
Postretirement liability adjustment	—	(720)	(1,462)	(1,957)
Total other comprehensive (loss) income, before tax	(1,739)	2,905	(1,475)	2,813

Income tax benefit (expense) related to items of other comprehensive (loss) income	409	(673)	354	(637)

Total other comprehensive (loss) income, after tax	(1,330)	2,232	(1,121)	2,176
Comprehensive income	$9,590	$13,359	$34,259	$44,108

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	12,971	12,971
Other comprehensive income	—	—	2,852	—	2,852
Dividends - $0.2175 per share	—	—	—	(7,705)	(7,705)
Share repurchases	(134)	(2,616)	—	—	(2,616)
Stock-based compensation	—	3,720	—	—	3,720
Stock warrant	—	326	—	—	326
Issuances of common stock for associate stock purchase plan	32	626	—	—	626
Cancellations of stock-based awards	(159)	(3,151)	—	—	(3,151)
Balance at April 20, 2024	34,349	$459,204	$3,648	$322,353	$785,205
Net earnings	—	—	—	11,489	11,489
Other comprehensive loss	—	—	(2,643)	—	(2,643)
Dividends - $0.2175 per share	—	—	—	(7,582)	(7,582)
Share repurchases	(627)	(12,435)	—	—	(12,435)
Stock-based compensation	—	1,856	—	—	1,856
Stock warrant	—	190	—	—	190
Restricted stock units issued as common stock	15	—	—	—	—
Issuances of common stock for associate stock purchase plan and other stock-based awards	19	291	—	—	291
Cancellations of stock-based awards	(6)	(30)	—	—	(30)
Balance at July 13, 2024	33,750	$449,076	$1,005	$326,260	$776,341
Net earnings	—	—	—	10,920	10,920
Other comprehensive loss	—	—	(1,330)	—	(1,330)
Dividends - $0.2175 per share	—	—	—	(7,571)	(7,571)
Stock-based compensation	—	2,476	—	—	2,476
Stock warrant	—	184	—	—	184
Issuances of common stock for associate stock purchase plan	17	303	—	—	303
Cancellations of stock-based awards	(12)	(15)	—	—	(15)
Balance at October 5, 2024	33,755	$452,024	$(325)	$329,609	$781,308

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

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	40 Weeks Ended
	October 5, 2024	October 7, 2023
Cash flows from operating activities
Net earnings	$35,380	$41,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	16,129	1,273
Depreciation and amortization	78,147	75,245
Non-cash rent	(2,437)	(2,760)
LIFO expense	5,046	22,445
Postretirement benefits income	(969)	(1,990)
Deferred income taxes	9,634	11,388
Stock-based compensation expense	8,052	9,960
Stock warrant	700	1,279
(Gain) loss on disposals of assets	(48)	304
Other operating activities	1,388	1,308
Changes in operating assets and liabilities:
Accounts receivable	(66,080)	(23,071)
Inventories	16,634	(32,688)
Prepaid expenses and other assets	(12,055)	(3,558)
Accounts payable	55,136	37,517
Accrued payroll and benefits	(15,529)	(34,960)
Current income taxes	(7,893)	(3,564)
Other accrued expenses and other liabilities	2,020	(4,380)
Net cash provided by operating activities	123,255	95,680
Cash flows from investing activities
Purchases of property and equipment	(97,867)	(86,212)
Net proceeds from the sale of assets	2,058	4,055
Acquisitions, net of cash acquired	(14,370)	(780)
Loans to customers	(1,305)	—
Payments from customers on loans	1,372	1,097
Other investing activities	(540)	(163)
Net cash used in investing activities	(110,652)	(82,003)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,011,564	1,044,242
Payments on senior secured credit facility	(974,969)	(1,017,484)
Repayment of other long-term debt and finance lease liabilities	(8,014)	(6,279)
Share repurchases	(15,051)	(18,527)
Net payments related to stock-based award activities	(3,196)	(3,977)
Dividends paid	(22,635)	(22,381)
Other financing activities	(756)	(803)
Net cash used in financing activities	(13,057)	(25,209)

Net decrease in cash and cash equivalents	(454)	(11,532)
Cash and cash equivalents at beginning of period	17,964	29,086
Cash and cash equivalents at end of period	$17,510	$17,554

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of October 5, 2024, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the third quarter and year-to-date periods of 2024 and 2023 include the results of operations of the Company for the 12- and 40-week periods ended October 5, 2024 and October 7, 2023, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

As of October 5, 2024 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended October 5, 2024			40 Weeks Ended October 5, 2024
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$594,135	$255,386	$849,521	$1,931,664	$815,441	$2,747,105
Fresh (b)	479,988	250,385	730,373	1,577,915	806,556	2,384,471
Non-food (c)	482,449	131,474	613,923	1,565,241	401,928	1,967,169
Fuel	—	37,083	37,083	—	118,176	118,176
Other	19,510	271	19,781	69,911	868	70,779
Total	$1,576,082	$674,599	$2,250,681	$5,144,731	$2,142,969	$7,287,700
Type of customers:
Individuals	$—	$674,328	$674,328	$—	$2,142,101	$2,142,101
Independent retailers (d)	522,825	—	522,825	1,720,408	—	1,720,408
National accounts	495,558	—	495,558	1,624,403	—	1,624,403
Military (e)	548,833	—	548,833	1,770,272	—	1,770,272
Other	8,866	271	9,137	29,648	868	30,516
Total	$1,576,082	$674,599	$2,250,681	$5,144,731	$2,142,969	$7,287,700

	12 Weeks Ended October 7, 2023			40 Weeks Ended October 7, 2023
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$623,273	$256,550	$879,823	$2,054,415	$832,202	$2,886,617
Fresh (b)	488,929	243,198	732,127	1,651,191	811,825	2,463,016
Non-food (c)	465,473	120,149	585,622	1,535,880	386,993	1,922,873
Fuel	—	42,114	42,114	—	131,167	131,167
Other	24,325	237	24,562	79,562	801	80,363
Total	$1,602,000	$662,248	$2,264,248	$5,321,048	$2,162,988	$7,484,036
Type of customers:
Individuals	$—	$662,011	$662,011	$—	$2,162,188	$2,162,188
Independent retailers (d)	548,656	—	548,656	1,814,874	—	1,814,874
National accounts	504,971	—	504,971	1,741,407	—	1,741,407
Military (e)	538,790	—	538,790	1,729,221	—	1,729,221
Other	9,583	237	9,820	35,546	800	36,346
Total	$1,602,000	$662,248	$2,264,248	$5,321,048	$2,162,988	$7,484,036

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	(356)	(394)	(750)
Write-offs charged against the allowance	(171)	(350)	(521)
Balance at October 5, 2024	$4,084	$468	$4,552

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(1,314)	439	(875)
Write-offs charged against the allowance	(448)	—	(448)
Balance at October 7, 2023	$4,336	$1,387	$5,723

Note 4 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at December 30, 2023	$181,035	$1,125	$182,160
Acquisitions	—	7,863	7,863
Balance at October 5, 2024	$181,035	$8,988	$190,023

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

Indefinite-lived
(In thousands)	Intangible Assets
Balance at December 30, 2023	$67,826
Acquisitions	9,750
Impairment (Note 5)	(6,059)
Balance at October 5, 2024	$71,517

Within the Retail reporting unit, the Company acquired goodwill of $7.9 million and an indefinite-lived trade name of $9.8 million related to an immaterial acquisition during the second quarter of 2024.

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

Note 5 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 40-week period ended October 5, 2024. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in “Accrued payroll and benefits”.

	Reserves for Closed Properties
(In thousands)	Lease Ancillary Costs	Severance	Total
Balance at December 30, 2023	$2,977	$—	$2,977
Provision for closing charges	5,356	—	5,356
Provision for severance	—	405	405
Lease termination adjustments	(1,489)	—	(1,489)
Changes in estimates	(29)	—	(29)
Accretion expense	59	—	59
Payments	(390)	(30)	(420)
Balance at October 5, 2024	$6,484	$375	$6,859

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Asset impairment charges (a)	$75	$—	$13,059	$3,745
Provision for closing charges	5,356	—	5,356	—
Loss (gain) on sales of assets related to closed facilities (b)	11	120	(34)	(2,470)
Provision for severance	378	1	405	21
Other costs (income) associated with site closures (c)	1,024	(4)	753	596
Lease termination adjustments (d)	(1,418)	—	(2,238)	—
Changes in estimates	(29)	(575)	(29)	(521)
Total	$5,397	$(458)	$17,272	$1,371

(a) Asset impairment charges in the current year were primarily incurred in the Retail segment related to long-lived assets and an indefinite-lived trade name as a result of changes in the competitive environment. In the prior year, asset impairment charges related to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment.

(b) Gains on sales of assets in the prior year relate to the sale of a store within the Retail segment.

(c) Other costs net activity in the current year primarily relates to restructuring activity within the Wholesale segment, including the closure of a distribution center. In the prior year, activity primarily relates to Retail store closings.

(d) Lease termination adjustments in the current year relate to the gains recognized to terminate lease agreements, which included the write-off of lease liabilities totaling $0.6 million and the write-off of lease ancillary costs included in the reserve for closed properties totaling $1.5 million.

During the second quarter, the Company evaluated an indefinite-lived trade name within the Retail segment for potential impairment. The indefinite-lived trade name with a book value of $23.7 million was measured at a fair value of $17.6 million, resulting in an impairment charge of $6.1 million. Indefinite-lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 6. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 6. In the current year, assets with a book value of $7.5 million were measured at a fair value of $0.5 million, resulting in impairment charges of $7.0 million. In the prior year, long-lived assets with a book value of $7.4 million were measured at a fair value of $3.7 million, resulting in impairment charges of $3.7 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 4 and 5. At October 5, 2024 and December 30, 2023, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	October 5, 2024	December 30, 2023
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$9,747	$8,813
Long-term debt and finance lease liabilities	630,353	593,061
Total book value of debt instruments	640,100	601,874
Fair value of debt instruments, excluding debt financing costs	641,503	603,117
Excess of fair value over book value	$1,403	$1,243

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

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of October 5, 2024 and December 30, 2023, respectively, are as follows:

		Derivative Fair Value
(In thousands)	Condensed Consolidated Balance Sheets Location	October 5, 2024	December 30, 2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$628	$1,721
Interest rate swap	Other long-term liabilities	1,024	1,914
Interest rate swap	Accumulated other comprehensive (loss) income	(325)	(316)

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2024
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$9,915	$9,280	$33,943	$30,218
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	569	573	1,946	1,242

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

Note 9 – Associate Retirement Plans

During the 40 week period ended October 5, 2024, the Company recognized net periodic postretirement benefit income of $1.4 million, related to the SpartanNash Retiree Medical Plan ("Retiree Medical Plan" or "Plan"). During the 12- and 40- week periods ended October 7, 2023 the Company recognized net periodic postretirement benefit income of $0.7 million and $2.2 million, respectively, related to the Retiree Medical Plan.

The Company amended the Retiree Medical Plan on June 30, 2022. In connection with the amendment, the Company was to make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which was amortized to net periodic postretirement benefit income over the remaining period until the final payment was made on June 28, 2024. During the 40 week period ended October 5, 2024, the Company recognized $1.7 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI. During the 12- and 40- week periods ended October 7, 2023, the Company recognized $0.8 million and $2.5 million, respectively, in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company’s contributions during the 12- week periods ended October 5, 2024 and October 7, 2023 were each $2.3 million. The Company's contributions during the 40-week periods ended October 5, 2024 and October 7, 2023 were $10.2 million and $9.8 million, respectively. See Note 8 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 10 – Income Taxes

The effective income tax rate was 28.3% and 23.7% for the 12 weeks ended October 5, 2024 and October 7, 2023, respectively. The effective income tax rate was 28.6% and 24.4% for the 40 weeks ended October 5, 2024 and October 7, 2023, respectively.

Differences from the federal statutory rate for all periods presented were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year also included discrete tax benefits from a change in contingencies, as well as stock compensation.

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

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Restricted stock expense	$1,082	$1,771	$4,343	$8,468
Restricted stock unit expense	845	—	4,509	—
Performance share unit expense (benefit)	549	577	(800)	1,492
Income tax benefit	(686)	(593)	(2,129)	(3,502)
Stock-based compensation expense, net of tax	$1,790	$1,755	$5,923	$6,458

The following table summarizes activity in the stock incentive plans for the 40 weeks ended October 5, 2024:

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Performance	Average
	Stock	Grant-Date	Stock	Grant-Date	Share	Grant-Date
	Awards	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding at December 30, 2023	819,457	$24.92	—	$—	290,310	$27.00
Granted	—	—	594,321	20.30	418,008	20.55
Vested	(466,544)	23.14	(15,490)	20.41	—	—
Cancelled/Forfeited	(23,104)	27.11	(27,960)	20.41	(28,274)	23.30
Outstanding at October 5, 2024	329,809	$27.29	550,871	$20.30	680,044	$23.19

The following table summarizes the unrecognized compensation cost and weighted average recognition period for awards granted under the Company's stock incentive plans as of October 5, 2024:

		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Cost	Period
	(In thousands)	(in years)
Restricted stock awards	$4,169	1.2
Restricted stock units	7,017	2.2
Performance share units	7,006	2.2
Total	$18,192

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

Share-based payment expense recognized as a reduction of “Net sales” in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Warrant expense	$184	$319	$700	$1,279
Income tax benefit	(17)	(43)	(72)	(138)
Warrant expense, net of tax	$167	$276	$628	$1,141

The following table summarizes stock warrant activity for the 40 weeks ended October 5, 2024:

Warrant
Outstanding and nonvested at December 30, 2023	3,262,357
Vested	(217,492)
Outstanding and nonvested at October 5, 2024	3,044,865

As of October 5, 2024, total unrecognized cost related to nonvested warrant shares was $16.3 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 3 years. Warrants representing 2,392,407 shares are vested and exercisable. As of October 5, 2024, nonvested warrant shares had an intrinsic value of $10.9 million, and vested warrant shares had an intrinsic value of $8.5 million.

Note 12 – Earnings Per Share

Outstanding nonvested restricted stock awards granted to retirement-eligible Associates contain nonforfeitable rights to dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. The dilutive impact of the restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 7,170 and 288,041 for the 12- weeks ended October 5, 2024 and October 7, 2023, respectively, and were 189,062 and 18,340 for the 40- weeks ended October 5, 2024 and October 7, 2023, respectively. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		40 Weeks Ended
(In thousands, except per share amounts)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Numerator:
Net earnings	$10,920	$11,127	$35,380	$41,932
Adjustment for earnings attributable to participating securities	(57)	(81)	(202)	(333)
Net earnings used in calculating earnings per share	$10,863	$11,046	$35,178	$41,599
Denominator:
Weighted average shares outstanding, including participating securities	33,580	34,020	33,847	34,262
Adjustment for participating securities	(174)	(247)	(193)	(272)
Shares used in calculating basic earnings per share	33,406	33,773	33,654	33,990
Effect of dilutive stock warrant	380	432	332	614
Effect of dilutive stock-based employee compensation	143	72	87	91
Shares used in calculating diluted earnings per share	33,929	34,277	34,073	34,695
Basic earnings per share	$0.33	$0.33	$1.05	$1.22
Diluted earnings per share	$0.32	$0.32	$1.03	$1.20

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023
Non-cash investing activities:
Capital expenditures included in accounts payable and other long-term liabilities	$12,763	$6,458
Operating lease asset additions	54,377	34,815
Finance lease asset additions	9,374	13,492
Non-cash financing activities:
Recognition of operating lease liabilities	54,377	34,815
Recognition of finance lease liabilities	9,374	13,492
Other supplemental cash flow information:
Cash paid for interest	35,406	30,930

Note 14 – Segment Information

The following tables set forth information about the Company by reportable segment:

(In thousands)	Wholesale	Retail	Total
12 Weeks Ended October 5, 2024
Net sales to external customers	$1,576,082	$674,599	$2,250,681
Inter-segment sales	279,426	402	279,828
Acquisition and integration, net	71	201	272
Restructuring and asset impairment, net	6,824	(1,427)	5,397
Depreciation and amortization	12,747	11,412	24,159
Operating earnings	21,054	3,865	24,919
Capital expenditures	13,006	17,787	30,793

12 Weeks Ended October 7, 2023
Net sales to external customers	$1,602,000	$662,248	$2,264,248
Inter-segment sales	274,540	434	274,974
Acquisition and integration, net	65	2,065	2,130
Restructuring and asset impairment, net	(293)	(165)	(458)
Depreciation and amortization	12,151	10,891	23,042
Operating earnings	18,153	4,918	23,071
Capital expenditures	16,287	9,101	25,388

40 Weeks Ended October 5, 2024
Net sales to external customers	$5,144,731	$2,142,969	$7,287,700
Inter-segment sales	896,023	1,493	897,516
Acquisition and integration, net	2,048	1,164	3,212
Restructuring and asset impairment, net	6,792	10,480	17,272
Depreciation and amortization	41,126	37,021	78,147
Operating earnings	79,123	2,538	81,661
Capital expenditures	49,680	48,187	97,867

40 Weeks Ended October 7, 2023
Net sales to external customers	$5,321,048	$2,162,988	$7,484,036
Inter-segment sales	902,720	1,086	903,806
Acquisition and integration, net	189	2,070	2,259
Restructuring and asset impairment, net	688	683	1,371
Depreciation and amortization	39,165	36,080	75,245
Operating earnings	66,020	17,150	83,170
Capital expenditures	54,512	31,700	86,212

(In thousands)	October 5, 2024	December 30, 2023
Total assets
Wholesale	$1,630,441	$1,576,182
Retail	836,992	779,393
Total	$2,467,433	$2,355,575

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

2024 Third Quarter Highlights

Key financial and operational highlights for the third quarter compared to the prior year quarter, unless otherwise noted, include the following:

•
Net sales decreased 0.6% to $2.25 billion. Wholesale segment net sales decreased 1.6% to $1.58 billion, while Retail segment net sales increased 1.9% to $674.6 million
•
Net earnings were $0.32 per diluted share in both periods
•
Adjusted EPS of $0.48, compared to $0.54. Adjusted EBITDA of $60.5 million, compared to $60.9 million.
•
Net long-term debt to adjusted EBITDA ratio of 2.4x compared to 2.3x at the end of fiscal 2023.
•
Cash generated from operating activities of $123.3 million during the year-to-date period of fiscal 2024 compared to $95.7 million in the year-to-date period of the prior year.
•
Capital expenditures and IT capital of $106.3 million during the year-to-date period of fiscal 2024 compared to $90.3 million in the year-to-date period of the prior year.
•
Returned $37.7 million to shareholders during the year-to-date period of fiscal 2024 through $15.1 million in share repurchases and $22.6 million in dividends.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain initiatives including both the supply chain and merchandising transformations, as well as the go-to-market strategy may favorably impact future results. The Company anticipates that additional investments in capital expenditures will be necessary to support these and other programs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including changes in consumer demand, higher labor rates and elevated interest rates. The Company may also be exposed to other price changes such as utilities, insurance and occupancy costs.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		40 Weeks Ended		12 Weeks Ended	40 Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023	October 5, 2024	October 5, 2024
Net sales	100.0	100.0	100.0	100.0	(0.6)	(2.6)
Gross profit	15.8	15.3	15.8	15.3	2.0	0.1
Selling, general and administrative	14.4	14.3	14.4	14.2	0.4	(1.3)
Acquisition and integration, net	0.0	0.1	0.0	0.0	(87.2)	42.2
Restructuring charges and asset impairment, net	0.2	(0.0)	0.2	0.0	**	**
Operating earnings	1.1	1.0	1.1	1.1	8.0	(1.8)
Other expenses	0.4	0.4	0.4	0.4	14.2	16.0
Earnings before income taxes	0.7	0.6	0.7	0.7	4.4	(10.7)
Income tax expense	0.2	0.2	0.2	0.2	24.6	4.6
Net earnings	0.5	0.5	0.5	0.6	(1.9)	(15.6)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	Variance	October 5, 2024	October 7, 2023	Variance
Wholesale	$1,576,082	$1,602,000	$(25,918)	$5,144,731	$5,321,048	$(176,317)
Retail	674,599	662,248	12,351	2,142,969	2,162,988	(20,019)
Total net sales	$2,250,681	$2,264,248	$(13,567)	$7,287,700	$7,484,036	$(196,336)

Net sales for the quarter ended October 5, 2024 (the “third quarter”) decreased $13.6 million, or 0.6%, to $2.25 billion from $2.26 billion in the quarter ended October 7, 2023 (the “prior year quarter”). Net sales for the year-to-date period ended October 5, 2024 (the "year-to-date period") decreased $196.3 million, or 2.6%, to $7.29 billion from $7.48 billion in the year-to-date period ended October 7, 2023 (the "prior year-to-date-period").

Wholesale net sales decreased $25.9 million, or 1.6% to $1.58 billion in the third quarter from $1.60 billion in the prior year quarter. Wholesale net sales for the year-to-date period decreased $176.3 million, or 3.3%, to $5.14 billion from $5.32 billion in the prior year-to-date period. The decreases were due primarily to lower case volumes in both the national accounts and independent retailers customer channels. Overall case volumes for the segment were down in the current quarter and current year-to-date period by 3.2% and 5.6%, respectively.

Retail net sales increased $12.4 million, or 1.9%, to $674.6 million in the third quarter from $662.2 million in the prior year quarter. Net sales for the year-to-date period decreased $20.0 million, or 0.9%, to $2.14 billion from $2.16 billion in the prior year-to-date period. Comparable store sales decreased 0.7% and 1.9% in the current quarter and current year-to-date periods, respectively.

The comparable store sales declines were due primarily to lower consumer demand trends, which included a 4.0% and 4.5% decline in unit volumes in the current quarter and current year-to-date periods, respectively. The decreases in comparable store sales in both the current quarter and current year-to-date periods included offsetting increases in pharmacy sales. Retail's comparable store sales decreases were more than offset by incremental sales from newly acquired stores in the current quarter and partially offset by incremental sales from newly acquired stores in the current year. Additionally, lower fuel sales reduced Retail's reported net sales by 0.8% and 0.6% in the current quarter and current year-to-date periods, respectively.

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

Gross profit increased $7.1 million to $354.6 million in the third quarter from $347.5 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 15.8% compared to 15.3% in the prior year quarter. Gross profit for the year-to-date period increased $1.4 million from $1.147 billion in the prior year-to-date period to $1.148 billion in the current year. As a percent of net sales, gross profit for the year-to-date period was 15.8% compared to 15.3% in the prior year-to-date period. The gross profit variances in both the current quarter and current year were unfavorably impacted by lower volumes. The gross profit rate increases in the current quarter and current year were driven by lower last-in-first-out ("LIFO") expense of $5.1 million, or 22 basis points and $17.4 million, or 23 basis points, respectively, and favorable segment sales mix. Additionally, the increases in both the current quarter and current year were driven by benefits realized from the merchandising transformation initiative, partially offset by changes in customer mix within the Wholesale segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the third quarter increased $1.3 million to $324.1 million from $322.8 million in the prior year quarter, representing 14.4% of net sales in the third quarter compared to 14.3% in the prior year quarter. SG&A expense for the year-to-date period decreased $13.9 million to $1.05 billion, from $1.06 billion in the prior year-to-date period, representing 14.4% in the current year-to-date period compared to 14.2% as a percentage of net sales in the prior year-to-date period. The increase in selling, general and administrative expenses as a rate of sales in the current quarter was due primarily to increased Retail store labor and healthcare costs, partially offset by lower corporate administrative costs and benefits realized from the merchandising transformation. The increase in selling, general and administrative expenses as a rate of sales in the year-to-date period was due primarily to increased Retail store labor and depreciation and amortization expense, partially offset by lower incentive compensation and benefits realized from both the merchandising transformation and go-to-market strategy changes.

Acquisition and Integration, net – Third quarter and prior year quarter results included net charges of $0.3 million and $2.1 million, respectively. The year-to-date period and prior year-to-date period included charges of $3.2 million and $2.3 million, respectively. Current year activity consists of expenses associated with the Company's acquisition efforts within both segments while the prior year activity relates primarily to the Retail segment.

Restructuring and Asset Impairment, net – Third quarter and prior year quarter results included net charges of $5.4 million and a net gain of $0.5 million, respectively. The year-to-date period and prior year-to-date period included charges of $17.3 million and $1.4 million, respectively. The charges in the current quarter were primarily incurred within the Wholesale segment related to the closure of a distribution center, partially offset by gains within the Retail segment recognized from the early termination of lease agreements for two previously closed locations. The year-to-date charges also include impairment losses within the Retail segment related to an indefinite-lived trade name and long-lived assets due to changes in the competitive environment. The prior year quarter gain primarily relates to a $0.3 million gain for additional insurance proceeds related to a distribution location that sustained significant storm damage within the Wholesale segment, in addition to revised estimates for turnover and other lease ancillary costs associated with previously closed locations. The prior year charges primarily relate to two store closures within the Retail segment and impairment losses related to a distribution location that sustained significant storm damage within the Wholesale segment, partially offset by the sale of a store within the Retail segment.

Operating Earnings – The following table presents operating earnings by segment and variances in operating earnings.

	12 Weeks Ended			40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	Variance	October 5, 2024	October 7, 2023	Variance
Wholesale	$21,054	$18,153	$2,901	$79,123	$66,020	$13,103
Retail	3,865	4,918	(1,053)	2,538	17,150	(14,612)
Total operating earnings	$24,919	$23,071	$1,848	$81,661	$83,170	$(1,509)

Operating earnings increased $1.8 million, or 8.0% to $24.9 million in the third quarter from $23.1 million in the prior year quarter. Operating earnings for the year-to-date period decreased $1.5 million, or 1.8%, to $81.7 million from $83.2 million in the prior year-to-date period. The changes in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $2.9 million, or 16.0%, to $21.1 million in the third quarter from $18.2 million in the prior year quarter. Operating earnings for the year-to-date period increased $13.1 million, or 19.8%, to $79.1 million from $66.0 million in the prior year-to-date period. The increase in operating earnings in the current quarter was due to an improvement in the gross profit rate, lower corporate administrative expenses, and benefits realized from the merchandising transformation initiative, partially offset by lower unit volumes and higher restructuring charges. The increase in operating earnings in the year-to-date period was due to an improvement in the gross profit rate, lower incentive compensation, and benefits realized from the merchandising transformation initiative, partially offset by lower unit volumes and higher restructuring charges.

Retail operating earnings decreased $1.1 million, or 21.4%, to $3.9 million in the third quarter from $4.9 million in the prior year quarter. Operating earnings for the year-to-date period decreased $14.6 million, or 85.2%, to $2.5 million from $17.2 million in the prior year-to-date period. The decrease in operating earnings in the current quarter was due to increased healthcare costs and higher store labor, partially offset by higher sales volume, lower corporate administrative expenses and lower acquisition and integration charges. The decrease in operating earnings in the year-to-date period was due to lower unit volumes, increased restructuring and asset impairment charges, and higher store labor as a percent of net sales, partially offset by lower incentive compensation.

Interest Expense – Interest expense increased $0.6 million, or 6.8%, to $9.9 million in the third quarter from $9.3 million in the prior year quarter. Interest expense for the year-to-date period increased $3.7 million, or 12.3%, to $33.9 million from $30.2 million in the prior year-to-date period. Higher average debt balances on the Company's credit facility accounted for $0.8 million and $3.1 million of the increase in interest expense in the current quarter and current year, respectively.

Income Taxes – The effective income tax rates were 28.3% and 23.7% for the third quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 28.6% and 24.4%, respectively. Differences from the federal statutory rate for all periods presented were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The prior year also included discrete tax benefits from a change in contingencies, as well as stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, operating and non-operating costs associated with the postretirement plan amendment and settlement and a non-operating benefit associated with a pension refund from an annuity provider. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. The pension refund from an annuity provider is related to a terminated pension plan and is a non-operating benefit which is adjusted out of adjusted earnings from continuing operations. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, and a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the prior year and operating and non-operating costs associated with the postretirement plan amendment and settlement.

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

Following is a reconciliation of operating earnings to adjusted operating earnings for the 12- and 40- weeks ended October 5, 2024 and October 7, 2023.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Operating earnings	$24,919	$23,071	$81,661	$83,170
Adjustments:
LIFO expense	1,517	6,606	5,046	22,445
Acquisition and integration, net	272	2,130	3,212	2,259
Restructuring and asset impairment, net	5,397	(458)	17,272	1,371
Organizational realignment, net	240	2,681	1,915	4,710
Severance associated with cost reduction initiatives	279	39	420	311
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	—	—	99	94
Adjusted operating earnings	$32,624	$34,069	$109,625	$115,260
Wholesale:
Operating earnings	$21,054	$18,153	$79,123	$66,020
Adjustments:
LIFO expense	1,153	4,411	3,861	16,734
Acquisition and integration, net	71	65	2,048	189
Restructuring and asset impairment, net	6,824	(293)	6,792	688
Organizational realignment, net	148	1,673	1,194	2,939
Severance associated with cost reduction initiatives	131	39	230	296
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	—	—	62	59
Adjusted operating earnings	$29,381	$24,048	$93,310	$87,825
Retail:
Operating earnings	$3,865	$4,918	$2,538	$17,150
Adjustments:
LIFO expense	364	2,195	1,185	5,711
Acquisition and integration, net	201	2,065	1,164	2,070
Restructuring and asset impairment, net	(1,427)	(165)	10,480	683
Organizational realignment, net	92	1,008	721	1,771
Severance associated with cost reduction initiatives	148	—	190	15
Postretirement plan amendment and settlement	—	—	37	35
Adjusted operating earnings	$3,243	$10,021	$16,315	$27,435

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12- and 40- weeks ended October 5, 2024 and October 7, 2023.

	12 Weeks Ended
	October 5, 2024		October 7, 2023
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$10,920	$0.32	$11,127	$0.32
Adjustments:
LIFO expense	1,517		6,606
Acquisition and integration, net	272		2,130
Restructuring and asset impairment, net	5,397		(458)
Organizational realignment, net	240		2,681
Severance associated with cost reduction initiatives	279		39
Postretirement plan amendment and settlement	—		(762)
Pension refund from annuity provider	(239)		—
Total adjustments	7,466		10,236
Income tax effect on adjustments (a)	(1,895)		(2,600)
Total adjustments, net of taxes	5,571	0.16	7,636	0.22
Adjusted earnings from continuing operations	$16,491	$0.48	$18,763	$0.54

	40 Weeks Ended
	October 5, 2024		October 7, 2023
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$35,380	$1.03	$41,932	$1.20
Adjustments:
LIFO expense	5,046		22,445
Acquisition and integration, net	3,212		2,259
Restructuring and asset impairment, net	17,272		1,371
Organizational realignment, net	1,915		4,710
Severance associated with cost reduction initiatives	420		311
Postretirement plan amendment and settlement	(1,458)		(2,411)
Pension refund from annuity provider	(239)		—
Legal settlement	—		900
Total adjustments	26,168		29,585
Income tax effect on adjustments (a)	(6,698)		(7,525)
Total adjustments, net of taxes	19,470	0.57	22,060	0.63
Adjusted earnings from continuing operations	$54,850	$1.60	$63,992	$1.83

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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12- and 40- weeks ended October 5, 2024 and October 7, 2023.

	12 Weeks Ended		40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net earnings	$10,920	$11,127	$35,380	$41,932
Income tax expense	4,300	3,450	14,152	13,530
Other expenses, net	9,699	8,494	32,129	27,708
Operating earnings	24,919	23,071	81,661	83,170
Adjustments:
LIFO expense	1,517	6,606	5,046	22,445
Depreciation and amortization	24,159	23,042	78,147	75,245
Acquisition and integration, net	272	2,130	3,212	2,259
Restructuring and asset impairment, net	5,397	(458)	17,272	1,371
Cloud computing amortization	1,748	1,259	5,606	3,685
Organizational realignment, net	240	2,681	1,915	4,710
Severance associated with cost reduction initiatives	279	39	420	311
Stock-based compensation	2,519	2,461	8,139	10,073
Stock warrant	184	319	700	1,279
Non-cash rent	(655)	(531)	(2,281)	(2,094)
(Gain) loss on disposal of assets	(92)	258	(48)	304
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	—	—	99	94
Adjusted EBITDA	$60,487	$60,877	$199,888	$203,752
Wholesale:
Operating earnings	$21,054	$18,153	$79,123	$66,020
Adjustments:
LIFO expense	1,153	4,411	3,861	16,734
Depreciation and amortization	12,747	12,151	41,126	39,165
Acquisition and integration, net	71	65	2,048	189
Restructuring and asset impairment, net	6,824	(293)	6,792	688
Cloud computing amortization	1,098	834	3,622	2,499
Organizational realignment, net	148	1,673	1,194	2,939
Severance associated with cost reduction initiatives	131	39	230	296
Stock-based compensation	1,711	1,621	5,572	6,615
Stock warrant	184	319	700	1,279
Non-cash rent	(246)	—	(789)	(138)
(Gain) loss on disposal of assets	(108)	24	(127)	(11)
Legal settlement	—	—	—	900
Postretirement plan amendment and settlement	—	—	62	59
Adjusted EBITDA	$44,767	$38,997	$143,414	$137,234
Retail:
Operating earnings	$3,865	$4,918	$2,538	$17,150
Adjustments:
LIFO expense	364	2,195	1,185	5,711
Depreciation and amortization	11,412	10,891	37,021	36,080
Acquisition and integration, net	201	2,065	1,164	2,070
Restructuring and asset impairment, net	(1,427)	(165)	10,480	683
Cloud computing amortization	650	425	1,984	1,186
Organizational realignment, net	92	1,008	721	1,771
Severance associated with cost reduction initiatives	148	—	190	15
Stock-based compensation	808	840	2,567	3,458
Non-cash rent	(409)	(531)	(1,492)	(1,956)
Loss on disposal of assets	16	234	79	315
Postretirement plan amendment and settlement	—	—	37	35
Adjusted EBITDA	$15,720	$21,880	$56,474	$66,518

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	40 Weeks Ended
(In thousands)	October 5, 2024	October 7, 2023
Cash flow activities
Net cash provided by operating activities	$123,255	$95,680
Net cash used in investing activities	(110,652)	(82,003)
Net cash used in financing activities	(13,057)	(25,209)
Net decrease in cash and cash equivalents	(454)	(11,532)
Cash and cash equivalents at beginning of the period	17,964	29,086
Cash and cash equivalents at end of the period	$17,510	$17,554

Net cash provided by operating activities. Net cash provided by operating activities increased $27.6 million in the current year-to-date period compared to the prior year-to-date period, due primarily to ongoing working capital initiatives, as well as timing.

Net cash used in investing activities. Net cash used in investing activities increased $28.6 million in the current year compared to the prior year due to an acquisition within the Retail segment in the current year, as well as higher capital expenditures.

Capital expenditures were $97.9 million in the current year and cloud computing application development spend, which is included in operating activities, was $8.4 million, compared to capital expenditures of $86.2 million and cloud computing application development spend of $4.1 million in the prior year. The increase in capital expenditures in the current year compared to the prior year is in line with investments connected to the Company's long-term plan. The Wholesale and Retail segments utilized 50.8% and 49.2% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities decreased $12.2 million in the current year compared to the prior year, primarily due to increased net proceeds from the senior credit facility in the current year compared to the prior year.

Debt Management

Total debt, including finance lease liabilities, was $636.7 million and $597.5 million as of October 5, 2024 and December 30, 2023, respectively.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.17 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. As of October 5, 2024, the senior secured credit facility had outstanding borrowings of $559.1 million.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $384.7 million at October 5, 2024. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $18.0 million were outstanding as of October 5, 2024. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.62-to-1 at October 5, 2024 compared to 1.63-to-1 at December 30, 2023, and its investment in working capital was $438.1 million at October 5, 2024 compared to $417.6 million at December 30, 2023. The net long-term debt to total capital ratio was 0.44-to-1 at October 5, 2024 compared to 0.43-to-1 at December 30, 2023.

Net long-term debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The ratio of net long-term debt to adjusted EBITDA is a non-GAAP financial measure that is calculated by dividing adjusted EBITDA, on a rolling 52-week basis, by net long-term debt, as defined previously. The ratio of net long-term debt to total capital is a non-GAAP financial measure that is calculated by dividing net long-term debt, as defined previously, by total capital (net long-term debt plus total shareholders’ equity). The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net long-term debt and adjusted EBITDA are not substitutes for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of October 5, 2024 and December 30, 2023 and "Net earnings" to Adjusted EBITDA on the rolling 52- week basis ended October 5, 2024 and December 30, 2023.

(In thousands)	October 5, 2024	December 30, 2023
Current portion of long-term debt and finance lease liabilities	$9,747	$8,813
Long-term debt and finance lease liabilities	626,957	588,667
Total debt	636,704	597,480
Cash and cash equivalents	(17,510)	(17,964)
Net long-term debt	$619,194	$579,516

	Rolling 52- Weeks Ended
(In thousands, except for ratio)	October 5, 2024	December 30, 2023
Net earnings	$45,685	$52,237
Income tax expense	18,510	17,888
Other expenses, net	41,008	36,587
Operating earnings	105,203	106,712
Adjustments:
LIFO (benefit) expense	(1,295)	16,104
Depreciation and amortization	101,541	98,639
Acquisition and integration, net	4,369	3,416
Restructuring and asset impairment, net	25,091	9,190
Cloud computing amortization	6,955	5,034
Organizational realignment, net	2,444	5,239
Severance associated with cost reduction initiatives	427	318
Stock-based compensation	10,602	12,536
Stock warrant	980	1,559
Non-cash rent	(2,786)	(2,599)
(Gain) loss on disposal of assets	(93)	259
Legal settlement	—	900
Postretirement plan amendment and settlement	99	94
Adjusted EBITDA	$253,537	$257,401

Net long-term debt to adjusted EBITDA ratio	2.4	2.3

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of October 5, 2024 and December 30, 2023.

(In thousands)	October 5, 2024	December 30, 2023
Net long-term debt	$619,194	$579,516
Total shareholders' equity	781,308	778,182
Total capital	$1,400,502	$1,357,698

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. At October 5, 2024, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended October 5, 2024, the Company declared $7.6 million in dividends. A 1.2% increase in the quarterly dividend rate from $0.215 per share to $0.2175 per share was approved by the Board of Directors and announced on March 7, 2024. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond October 5, 2024. These commitments consist primarily of purchase commitments, standby letters of credit of $18.0 million as of October 5, 2024, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of October 5, 2024 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the third quarter of 2024 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were not any share repurchases of common stock made under this program during the third quarter of 2024. At October 5, 2024, $10.4 million remains available under the program. Repurchases of common stock may include: (1) shares of SpartanNash common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The Company plans to return value to shareholders through share repurchases under this program as well as continuing regular dividends.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
July 14 - August 10, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,401
August 11 - September 7, 2024
Employee Transactions	409	$21.19	N/A	N/A
Repurchase Program	—	$—	—	$10,401
September 8 - October 5, 2024
Employee Transactions	246	$22.13	N/A	N/A
Repurchase Program	—	$—	—	$10,401
Total for quarter ended October 5, 2024
Employee Transactions	655	$21.54	N/A	N/A
Repurchase Program	—	$—	—	$10,401

Item 5. Other Information

Rule 10b5-1 Plan Elections

The directors and officers of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) ("Exchange Act") may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. During the quarter ended October 5, 2024, no Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Restated Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on September 13, 2024.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: November 7, 2024	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)