Form 10-K
period 2024-12-28
SpartanNash Co
filed 2025-02-26
CIK 877422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2024.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the last sales price of such stock on the Nasdaq Global Select Market on July 12, 2024 (which was the last trading day of the registrant’s second quarter in the fiscal year ended December 28, 2024) was $621,561,074.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 24, 2025 was 33,764,828, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Definitive Proxy Statement for the 2025 Annual Meeting

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

PART I

Item 1. Business

Overview

SpartanNash Company (together with its subsidiaries, “SpartanNash” or the “Company”) is a food solutions company that delivers the ingredients for a better life. Its core businesses include distributing grocery products to a diverse group of independent and chain retailers, its corporate-owned retail stores, and U.S. military commissaries and exchanges; as well as operating a premier fresh produce distribution network and the Our Family® private label brand. SpartanNash serves customer locations in all 50 states and the District of Columbia, Europe, Cuba, Puerto Rico, Honduras, Iraq, Kuwait, Bahrain, Qatar, Djibouti, Korea and Japan. The Company operates 196 supermarkets and shares its operational insights to drive solutions for its food retail independent customers. While the Company supports overseas commissaries and exchanges, all of the Company’s sales and assets are in the United States of America.

The Company operates two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation.

The Company’s fiscal year end is the Saturday closest to December 31. In this report we discuss information as of and for the fiscal years ending or ended January 3, 2026 ("2025"), December 28, 2024 (“2024” or “current year”), December 30, 2023 (“2023” or “prior year”) and December 31, 2022 (“2022”), all of which include 52 weeks, with the exception of 2025, which will include 53 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks and usually includes the Easter holiday. Fiscal 2025 will contain 53 weeks; therefore, the fourth quarter of fiscal 2025 will contain 13 weeks. The fourth quarter includes the Thanksgiving and Christmas holidays, and depending on the fiscal year end, may include the New Year’s holiday.

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

Wholesale Segment

The Company’s Wholesale segment uses a multi-channel sales approach to distribute national brand and its own private brand products to independent retailers, national accounts, food service distributors, e-commerce providers, and the Company's corporate-owned retail stores. The Company’s Wholesale segment also contracts with manufacturers and brokers to distribute a wide variety of grocery products to 160 U.S. military commissaries and over 400 exchanges worldwide. Together with its third-party partner, Coastal Pacific Food Distributors ("CPFD"), SpartanNash represents the only global delivery solution to service the Defense Commissary Agency ("DeCA" or "the Agency"). Total net sales from the Company’s Wholesale segment, including sales of $1.2 billion to corporate-owned retail stores that are eliminated in the consolidated financial statements, totaled $7.9 billion for 2024. As of the end of 2024, the Company is among the five largest wholesale distributors in the nation in terms of annual revenue. The Company is focused on growth in its Wholesale segment through expanded relationships with existing customers as well as new business opportunities.

As of December 28, 2024, the Company operated in all 50 states by leveraging a network of 18 distribution centers, as well as internal transportation fleets and third-party shipping partners, servicing the Wholesale segment. The Company’s extensive geographic reach drives economies of scale, and provides opportunities for independent retailers to purchase products at competitive prices in order to effectively compete in the grocery industry in the long-term. The Company's network also includes distribution centers strategically located among the largest concentration of military bases the Company serves and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges.

The Company’s Wholesale segment provides a selection of approximately 86,000 stock-keeping units (SKUs) of national brand and private brand grocery products and perishable food products, including dry groceries, produce, dairy products, meat, delicatessen items, bakery goods, frozen food, and seafood, as well as floral products, general merchandise, beverages, tobacco products, health and beauty care products and pharmaceutical products. These product offerings, along with best-in-class services, allow Wholesale segment customers the opportunity to support the majority of their operations with a single supplier. The Company also provides a comprehensive menu of support services designed to assist Wholesale segment customers in becoming more profitable, efficient, competitive, and informed, ranging from real estate and site surveys to a full suite of merchandising, marketing, accounting, and information technology solutions.

The Company also has a diverse base of national accounts customers, who partner with the Company to centralize their supply across many product categories, and to leverage the Company’s broad geographic reach. Sales to one of the Company’s customers in the Wholesale segment accounted for 18%, 16% and 16% of the Company's net sales for 2024, 2023 and 2022, respectively. No other individual customer exceeded 10% of the Company's net sales in any of the years presented.

The Company is also the primary supplier of private brand products to U.S. military commissaries, a partnership with DeCA which began in fiscal 2017, and the current contract to provide DeCA with private branded products extends through December 2025. The Company is among the largest distributors to the DeCA commissary system in terms of annual sales.

The Company’s ten largest Wholesale customers (excluding corporate-owned retail stores) accounted for approximately 49% of total Wholesale net sales for 2024. Approximately 90% of Wholesale net sales to independent retailers and national accounts for 2024 are covered under supply agreements.

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

Retail Segment

As of December 28, 2024, the Company operated 196 corporate-owned retail stores in ten states in the Midwest, and include banners of Family Fare, Martin’s Super Markets, and D&W Fresh Market. Retail banners and store counts are fully detailed in Item 2, “Properties.” The Company’s corporate-operated retail stores range in size from approximately 11,000 to 90,000 square feet, or on average, approximately 42,000 square feet per store.

The Company’s convenience and community-focused strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores. This strategy is complemented by e-commerce platforms, including Family Fare Shop Online and Martin's Groceries to GO, and third-party relationships with DoorDash, Shipt, Instacart Marketplaces, and Uber Eats, which provide online grocery shopping and curbside pickup or delivery at 190 corporate-owned retail locations as of December 28, 2024. These channels are highly valued by customers and continuing to enhance and grow e-commerce platforms is a key component of the Company’s strategy. The Company continues to make investments to support its online ordering systems, the speed and convenience of curbside pickup, and the efficiency and completeness of order fulfillment.

The Company’s corporate-owned retail stores offer nationally branded and the Company's private branded, "OwnBrands" grocery products, including Our Family® and Finest Reserve by Our Family™. These stores also offer perishable food including produce, dairy, meat, delicatessen items, including store prepared “grab and go” meal options, fresh cut fruits and vegetables, bakery goods, frozen food, and seafood, as well as floral, general merchandise, beverages, health and beauty care and fuel. Sixty-nine of the Company’s stores contain franchised Starbucks or Caribou Coffee shops, which enhance the customer experience and help to drive traffic. OwnBrands grocery products typically generate higher margins, while also improving customer loyalty by offering quality products at more affordable prices.

As of December 28, 2024, the Company offered pharmacy services in 101 of its corporate-owned retail stores (90 of the pharmacies are operated by the Company) and operated two pharmacy locations not associated with corporate-owned retail locations. The Company believes its pharmacy service offerings are an important part of the consumer experience. Most of the Company’s pharmacies offer low-cost generic drugs and counseling for preventative health and education for its customers. Influenza and COVID-19 vaccinations are available in the pharmacies.

As of December 28, 2024, the Company operated 39 fuel centers and convenience stores primarily in Michigan and Indiana, many under the banner of Family Fare Express. The Company's fuel centers offer quick and convenient options for consumers to buy fuel, food and beverages on the go. The Company is refreshing many of these sites as part of its strategic growth plan.

The following chart details the changes in the number of corporate-owned retail stores over the last five fiscal years:

	2020	2021	2022	2023	2024
Number of stores at beginning of year	156	156	145	147	144
Stores acquired or constructed during year	1	—	3	—	52
Stores closed or sold during year	1	11	1	3	—
Number of stores at end of year	156	145	147	144	196

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

Supply Chain Network

The Company’s Wholesale segment comprises 18 distribution centers. The Company warehouses product through approximately 8.5 million square feet of distribution center space. The Company operates a diverse fleet of owned and leased transportation equipment, which includes 652 over-the-road tractors, 320 dry vans and 1,296 refrigerated trailers. In addition, the Company also operates 9 over-the-road tractors, 117 dry vans and 62 refrigerated trailers through short-term rental contracts. The Company carefully manages the approximate 66 million miles driven by its fleet and third-party carriers annually servicing military commissaries, exchanges, independent retailers, national accounts and corporate-owned retail stores.

The Company continued executing against its comprehensive supply chain initiatives, while evolving from a state of transformation to one of continuous improvement. The overall initiatives are focused on executing improvements to supply chain operations across the Company’s network, which continue to result in sustained efficiencies and cost reductions. The Company is making investments in people, process, and technology to support long-term growth and maximize operational efficiencies. The Company is investing in its workforce through an expansion of its onboarding, training and career development programs, and is executing several initiatives aimed at improving associate engagement, customer experience and supply chain performance.

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

Marketing and Merchandising

In 2022, the Company launched its merchandising transformation and marketing innovation programs to better engage Retail guests and Wholesale customers, using insights from Company-operated stores to deliver an improved grocery shopping experience. The Company made significant progress on these transformative programs in 2024, particularly with its Customer Value Proposition ("CVP") program and in the areas of vendor and customer partnerships, OwnBrands, pricing and more.

The CVP initiative is aimed at enhancing fresh, value and convenience offerings, informed by extensive shopper data. This year, the Company piloted a CVP program in certain of its Family Fare stores, remodeling the locations with all new fresh food offerings, providing better value for money with its product offerings, and implementing a new décor and marketing package to begin trialing the future expression of the Family Fare banner.

Also in 2024, the Company continued enhancing its vendor relationships and expanded upon its category planning program, which included rich media campaigns and a re-launched, comprehensive category review process. This new approach leverages customer loyalty analytics to help inform the best assortment and arrangement on shelf for a more personalized shopping experience.

With grocery pricing top of mind for U.S. consumers in 2024, the Company’s OwnBrands portfolio played a critical role in delivering great value at affordable prices for shoppers. More than 400 new OwnBrands products were introduced at the 2024 Food Solutions Expo, including the newest line of premium offerings – Finest Reserve by Our Family. The collection is a curated offering of artisan-crafted frozen pizzas, upscale pastas, sauces, dressings and marinades, premium spices, salts and seasoning blends, chocolate and wine – with more products to come.

Furthermore, the Company completed implementation of a next-generation strategic pricing tool that unlocks efficiency and allows for more effective pricing strategies, which is positioning the Company to capture more sales and margin growth.

To harmonize the omnichannel brand experience, loyalty programs and digitization efforts were advanced with personalized shopper content, digital coupon capability expansion, and the launch of new retail banner brand e-commerce sites and mobile apps. The Company increased penetration of digitally active shoppers through improved digital promotions and pilot programs with independent customers. New chain-wide enhanced media campaigns were also rolled out to leverage in-store and out-of-store assets, delivering a unified message around key products and promotions.

SpartanNash remains committed to its mission of delivering the ingredients for a better life, which includes creating an outstanding grocery shopping experience. By continuing to strengthen supplier relationships and leveraging consumer insights, SpartanNash will enhance convenience, value and affordability for shoppers at both Company-operated stores and the stores of our Wholesale customers.

Seasonality

The majority of the Company’s revenues are not seasonal in nature. However, in some geographies, corporate retail stores and independent retail customers are dependent on tourism, and therefore can be affected by seasons. The Company’s revenues may also be impacted by weather patterns.

Suppliers

The Company purchases products from a large number of national, regional and local suppliers of national brand and OwnBrands merchandise. No single supplier accounts for more than 5% of the Company’s purchases. The Company continues to develop strategic relationships with key suppliers and believes it is proving valuable in the development of enhanced promotional programs and consumer value perceptions.

Intellectual Property

The Company owns valuable intellectual property, including trademarks, trade names, and other proprietary information, some of which are of material importance to its business.

Technology

In 2024, the Company focused on customer-centric innovation through automation, digitization, cybersecurity and foundational technology efforts across all business segments.

Supply Chain. The Company completed its transformational effort to replace existing transportation systems, including standardization of processes and rationalization of disparate systems into a single integrated platform. Additionally, the Company developed process automation improvements including robotics, artificial intelligence ("AI") and data analytic solutions around workforce productivity, transportation management, inventory management and demand planning.

Retail. The Company continued taking steps to modernize its retail applications footprint with a comprehensive effort to upgrade and digitize its point-of-sale platform. SpartanNash also made significant improvements to labor forecasting and scheduling through the successful rollout of Logile's planning and scheduling solutions. In addition, the Company continued to leverage robotics in its inventory management processes through the additional rollout of Simbe Tally Robots at its Company-operated stores. Lastly, SpartanNash also invested in building out a customer data platform to more meaningfully understand and engage with its customers.

Corporate Systems. During the current year, the Company initiated a key financial application modernization project, consolidating various legacy financial platforms. In addition, the Company also enhanced its human resource and corporate communication platforms in the current year.

Human Capital

One of the Core Capabilities in Our Winning Recipe is People, and the Company has a keen focus on its People First culture. People First means that investing in Associates is the first investment the Company makes. As the Company cultivates an environment in which Associates can do their best work, the Company believes it is building the foundation for a high performance and sustainable business. The Company continued to embed its People Philosophy, a commitment to all Associates to create meaningful experiences and growth opportunities, inspiring careers for a better life. The Company also trained, developed, and selected Associates based on eight behavioral-based competencies which improved hiring, and retention.

As of December 28, 2024, the Company employed approximately 19,000 Associates, 11,000 on a full-time basis and 8,000 on a part-time basis. Approximately 9% of our Associates are covered by a collective bargaining agreement representing multiple Associates across our business.

Retention. Attracting and retaining talent is imperative to achieving Our Winning Recipe. The Company’s primary initiatives in this area include ensuring a safe and secure work environment, maintaining a competitive and compelling total rewards offer and investing in leadership and associate development.

The Company's retention initiatives have resulted in a 7% decrease in the rate of turnover and a 4% increase in the 90-day new hire retention rate compared to the prior year.

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

The Company's goal is to be a safety leader in every industry segment that it operates. Since 2020, the Company has reduced injury rates year-over-year to reach the top quartile for OSHA safety performance as of the year ended December 28, 2024. During this same period, lost-time incidents were reduced by 83%. In 2024, the Company achieved a 25% reduction in the severity of incidents, as measured through the Company's lost time incident rate. Approximately 98% of Associates worked injury-free in 2024. Additionally, workers' compensation costs have been reduced by 46% since 2021.

Associate Engagement and Training. The Company believes that engagement and education are key to assisting the Company's Associates in providing extraordinary performance. The Company regularly conducts associate engagement surveys to solicit feedback on its human capital practices, the resulting survey action plans are used as the basis to further associate engagement efforts. An associate engagement survey was conducted in early 2025 to monitor the Company's progress and current performance in this area. The Company provides company-wide training on Our Winning Recipe when new Associates join the Company and role-specific training to ensure operational excellence. Targeted leadership development programs are in place for high potential and high performing individual contributors, managers, directors and vice presidents. In addition, all Associates are encouraged to participate in self-paced training curated to develop Associates in leadership and technical skill improvement.

Compensation and Benefits. The Company’s total rewards programs are designed to provide compensation and benefits packages that will attract, retain, incentivize, and inspire its Associates to achieve a high level of performance. Overall compensation and benefits are regularly reviewed to ensure that they remain competitive with respect to industry benchmarks. Wage investments are made to provide greater incentive pay and to recognize career and skill development. The Company's strategy is to ensure its compensation is competitive in the market, equitable across levels and functions, aligned to skills and performance, and sustainable for the health of the Company. In 2024, an additional 800 Associates across the business were included in incentive plans to further align their performance with the success of the Company. A pay equity study was conducted in 2024 to review pay practices and evaluate equity across business segments. In addition, benefits continue to be tailored to meet the needs of our diverse work force. A new daycare assistance program was launched in 2024 to provide subsidies and enrollment assistance to Associates who are responsible for daycare and elder care expenses.

The Compensation Committee of the Board of Directors has the full authority and responsibility to oversee and approve the Company's executive compensation philosophy. The Committee reviews and approves disclosures related to human capital management contained in the Compensation Discussion and Analysis section of the Company's proxy statement.

The Company's work in the area of Human Capital Management has garnered multiple awards and recognition during the 2024 calendar year. This includes:

•
The Theo Award recognizing SpartanNash for its excellence in safety, injury prevention solutions and workers’ comp, as awarded by National Comp and Risk & Insurance.
•
Great Place to Work ® – Awarded based on a detailed company culture analysis and independent feedback from current Associates. This is SpartanNash’s second consecutive year receiving this certification.
•
U.S. News & World Report® – Awarded based on publicly available data in categories including professional development and flexibility to gain an understanding of the everyday experiences of SpartanNash Associates. SpartanNash earned recognition as one of the:

• Best Companies to Work For, Overall

• Best Companies to Work For, Midwest

• Best Companies to Work For in the Personal Care, Drug and Grocery Stores Category

•
Best & Brightest® – Awarded based on an assessment of the company in categories including communication, diversity and retention and wellness. This is SpartanNash’s 11th consecutive year as a Best & Brightest Company to Work For in The Nation and fifth consecutive year as one of The Nation’s Best & Brightest in Wellness.
•
Organizational Leadership Award by the Grand Rapids Chamber at the 2024 ATHENA Awards, provided for the work to support, develop and honor women leaders through comprehensive initiatives in all areas of their career.
•
Spirit Achievement Award provided by Junior Achievement to recognize an organization that understands the importance of preparing and inspiring local youth to be successful in a global economy.

Environmental Matters

The Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores, warehouses, and other buildings and the land on which they are situated (including responsibility and liability related to its operation of its fuel centers and truck garages and the storage of petroleum products in underground storage tanks). The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable environmental laws. Also, the Company typically conducts an environmental review prior to acquiring or leasing buildings or land. However, the Company cannot always control or predict what environmental conditions may be found to exist at its facilities, and future changes in regulations may result in liabilities to the Company or increases in the cost of doing business.

Regulation

The Company is subject to federal, state and local laws and regulations concerning the conduct of its business, including those pertaining to its workforce and the purchase, handling, sale and transportation of its products. Many of the Company’s products are subject to federal Food and Drug Administration (“FDA”), the Drug Enforcement Administration ("DEA") and United States Department of Agriculture (“USDA”) regulation. The Company believes that it is in compliance, in all material respects, with the FDA, USDA and other federal, state and local laws and regulations governing its businesses.

Available Information

SpartanNash’s web address is www.spartannash.com. The inclusion of the Company’s web address in this Form 10-K does not include or incorporate by reference the information on or accessible through the Company’s website, and the information contained on or accessible through those websites should not be considered as part of this Form 10-K. The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available on the Company’s website as soon as reasonably practicable after the Company electronically files or furnishes such materials with the SEC. Interested persons can view such materials without charge by clicking on “Investors” and then “SEC Filings” on the Company’s website.

Item 1A. Risk Factors

The Company faces many risks. If any of the events or circumstances described in the following risk factors occur, the Company’s financial condition or profitability may suffer materially, and the trading price of the Company’s common stock could decline. We provide these risk factors for investors as permitted by and to obtain the rights and protections under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, investors should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business. This discussion of risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K. All of these forward-looking statements are affected by the risk factors discussed in this item and this discussion of risk factors should be read in conjunction with the discussion of forward-looking statements, which appears at the beginning of this report.

Business and Operational Risks

The Company operates in an extremely competitive industry where many of the Company’s competitors are much larger and may be able to compete more effectively.

The grocery industry is highly competitive. The Company’s Wholesale and Retail segments have many competitors, including regional and national grocery distributors, large chain stores that have integrated wholesale and retail operations, mass merchandisers, e-commerce providers, deep discount retailers, limited assortment stores and wholesale membership clubs. Many of the Company’s competitors have greater resources than the Company and may be able to compete more effectively. Additionally, rising headwinds, including reduced consumer demand and further industry consolidation, have intensified the competitive environment.

Alternative store formats and nontraditional competitors have contributed to market share losses for traditional grocery stores. The Company’s Wholesale and Retail segments are primarily focused on traditional retail grocery trade, which faces competition from faster growing alternative retail channels, such as dollar stores, discount supermarket chains, Internet-based retailers and meal-delivery services. The Company expects these trends to continue. If the Company is not successful in effectively competing with these alternative channels, or growing sales into such channels, its business or financial results may be adversely impacted.

The Company also faces competitive pressures from e-commerce activity, as consumers continue to adopt this format and do more of their shopping online. While the Company offers e-commerce services at many of its stores, some of its stores and many of its independent retailer customers do not. Other e-commerce providers may offer lower prices, superior online ordering or delivery service, or greater convenience than the Company. If the Company fails to compete successfully, it could face lower sales and may decide or be compelled to offer greater discounts to its customers, which could result in decreased profitability.

A significant portion of the Company’s sales are with major customers and the Company’s success is heavily dependent on retaining this business and on its customers’ ability to maintain and grow their business.

The Company depends heavily on its wholesale distribution customer base which includes certain large and growing customers, and its success is dependent on its customers’ ability to maintain and grow their own business. During the current year, the Company has observed sales volume declines across its wholesale distribution businesses, including to some of its major customers. To the extent that major customers decide to utilize alternative sources of products, whether through other distributors or self-distribution, or decide to discontinue offering certain products, the Company’s financial condition or profitability may be materially and adversely affected. Similarly, if major customers are not able to maintain or grow their business and honor the terms of its distribution agreements, the Company may be materially and adversely affected through a reduction in revenue and profitability.

Sales to the Company’s largest customer accounted for 18%, 16% and 16% of the Company’s net sales in 2024, 2023 and 2022, respectively. The Company’s ability to maintain a close, mutually beneficial relationship with major customers is an important determinant of the Company’s continued growth and profitability.

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

The successful implementation of these initiatives may present significant challenges, many of which are beyond the Company's control. In addition, the initiatives may not deliver financial results as expected. Events and circumstances, such as financial or strategic difficulties, delays, and unexpected costs may occur that could result in the Company not realizing all or any of the anticipated benefits or not realizing the anticipated benefits within the expected timetable. If the Company is unable to realize the anticipated financial performance of the initiatives, its ability to fund other initiatives may be adversely affected. Any failure to implement the initiatives in accordance with expectations could adversely affect the Company's ability to achieve its long-term revenue and profitability targets.

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

The Company’s strategy includes growth through acquisitions within the Wholesale and Retail segments. Given the recent consolidation activity, which has resulted in a limited number of potential acquisition targets within the food industry, the Company may not be able to identify suitable targets for acquisition, may be required to make acquisitions which do not achieve the desired level of profitability or sales, or may encounter inflated valuations. Additionally, future acquisitions of retail grocery stores could result in the Company competing with its independent retailer customers which could adversely affect existing business relationships with those customers. As a result, the Company may not be able to actively identify or pursue suitable acquisition targets in the future, complete acquisitions or obtain the necessary financing all of which may adversely affect the Company’s ability to grow profitably. Furthermore, if the Company fails to successfully integrate business acquisitions and realize planned synergies, the business may not perform to expectations. The integration of acquired businesses may also cause us to incur unforeseen costs which may prevent the Company from realizing the anticipated economic, operational, and other benefits and synergies timely and efficiently, all of which may negatively impact sales and long-term growth plans. Also, increased regulatory and judicial scrutiny of industry consolidation activity could negatively impact the Company's ability to successfully achieve its strategic growth initiatives.

Disruptions to the Company’s information technology systems, including security breaches and cyber-attacks, could negatively affect the Company’s business.

Vulnerabilities within the security of the Company’s information technology (“IT”) applications could create risk for the Company. The Company utilizes IT systems to conduct operations and to receive, transmit, and store many types of sensitive information, including consumers’ personal information, personal health information, information belonging to customers, vendors, business partners, and other third parties, and the Company’s proprietary, confidential, or sensitive information. Cyber threats evolve rapidly and are becoming more sophisticated, which may defeat the security programs and disaster recovery facilities and procedures implemented by the Company. As a result, the Company faces risks of security breaches, theft, espionage, inadvertent release of information, ransomware, and other technology-related disruptions. Associate error, faulty password management or other problems, including, without limitation, failure of backups or redundant systems, may compromise the security measures and result in a breach of the Company’s information systems, systems disruptions, data theft or other criminal activity. This could result in a loss of sales or profits or cause the Company to incur significant costs to restore its systems or to reimburse third parties for damages. Furthermore, if the Company is not able to leverage the use of AI effectively it may result in a material competitive disadvantage in the Wholesale and Retail segments.

Availability and performance of the Company’s IT systems are vital to the Company’s business. Failure to successfully execute IT projects and have IT systems available to the business would adversely impact the Company’s operations.

The Company has a complex IT infrastructure that is vital to its business operations. The effectiveness of these applications is relevant in supporting management’s effective financial reporting and forecasting on a regular basis. Failures in the operating effectiveness of these applications could create risk for the Company. If the Company is unable to successfully modernize legacy systems in a coordinated manner across internal and external stakeholders, the Company could be subject to increased costs, business interruption or reputational risk with its customers, suppliers or Associates. The failure of these systems could adversely impact the Company’s business plans and potentially impair the day-to-day business operations. In addition, the Company’s IT systems may be vulnerable to damage or interruption from circumstances beyond its control, including, power outages, computer and telecommunication failures, viruses, errors by Associates, and catastrophic events such as fires, earthquakes, tornados and hurricanes. Any debilitating failure of the Company’s critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in the Company’s business operations including loss of business services, increased cost of moving merchandise and failure to provide service to its customers. Failure to modernize legacy systems efficiently and effectively could result in the loss of the Company’s competitive position and adversely impact its financial condition and results of operations.

Changes in relationships with the Company’s vendor base may adversely affect its business operations.

The Company sources the products it sells from a wide variety of vendors. The Company generally does not have long-term written contracts with its major suppliers that would require them to continue supplying merchandise. The Company depends on its vendors for appropriate allocation of merchandise, assortments of products, operation of vendor-focused shopping experiences within its stores, and funding for various forms of promotional allowances. Changes in relationships with suppliers could lead to decreased product availability, changes in the Company’s assortment, and decreased promotional funding, which could negatively impact the Company’s product offering and prices offered to customers, and lead to reduced consumer demand decreasing both revenue and profitability.

Changes in product availability and product pricing from vendors may adversely impact the Company’s business operations and profitability.

The Company’s suppliers purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. These products are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, new or increased government tariffs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, viral disease outbreaks and glass, metal and plastic prices. Further industry consolidation in the Company's vendor base may materially decrease the Company's negotiating power or impact competitive pricing. These increased prices, as well as other related expenses that they pass through to their customers, could result in higher costs for the products these vendors supply to the Company. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition and can influence consumer buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of the products the Company purchases from its vendors can from time to time increase significantly and unexpectedly. The Company has faced and could continue to face industry-wide cost inflation. To the extent it is unable to offset present and future cost increases, the Company's operating results could be materially and adversely affected.

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

Macroeconomic uncertainty, including rising inflation, potential economic recession, tariffs and increasing interest rates, among other negative macroeconomic conditions, could lead to reduced disposable income for the Company’s consumer base, resulting in less demand for the Company’s products and services. Reduced consumer demand could lead to lower sales and increased product shrink which could adversely affect the Company’s profitability and growth.

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

Changes in geopolitical conditions, including known and/or developing conflicts, such as those in Eastern Europe, the Middle East, and the Asia-Pacific Region, could continue to disrupt supply and logistics operations and impact global margins due to increased commodity, energy, and input costs, which could negatively impact the Company's profitability. To the extent these conflicts adversely affect the Company's business, it may also have the effect of heightening other risks disclosed in this document and could further materially and adversely affect the Company's financial condition and profitability.

Impairment charges for goodwill or other long-lived assets could adversely affect the Company’s financial condition and profitability.

The Company performs its required annual impairment test for goodwill and other long-lived tangible and intangible assets in the fourth quarter of each year, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Testing goodwill and other assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or – for goodwill – the Company’s stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of the Company’s future performance, may affect the fair value of goodwill or other assets. This could result in the Company recording a non-cash impairment charge for goodwill or other long-lived assets in the period the determination of impairment is made. The Company cannot accurately predict the amount or timing of potential impairments of assets. Should the value of goodwill or other assets become impaired, the Company’s financial position and profitability may be adversely affected.

The Company's business and reputation may be adversely impacted by the focus on environmental, social and governance matters.

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

From time to time, the Company may advance funds, extend credit or lend money to certain independent retailers and guarantee loan obligations of certain customers. The Company seeks to obtain a security interest and other credit support in connection with these arrangements, but the collateral may not always be sufficient to cover the Company’s exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and materially impact the Company’s operating results and financial condition.

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

Disease outbreaks and associated responses, may disrupt the Company's business by increasing costs, negatively impacting our supply chain, driving change in consumer behavior, and having an adverse impact on the Company's operations.

Disease outbreaks, such as the COVID-19 and Avian flu pandemics or similar communicable diseases, and responses thereto could affect the Company's industry and business. Risks and uncertainties related to disease outbreaks, such as duration, concerns related to the health and safety of our Associates and related labor impacts, costs associated with changes in demand, adverse supply chain impacts and impacts to third parties in which the Company relies, increased labor costs, and increased or accelerated competition, or other effects, may materially increase costs, negatively impact sales and damage the Company’s financial condition, profitability, cash flows and its liquidity position. The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with any future pandemic.

The private brand program for U.S. military commissaries may be terminated or not achieve the desired results.

In December 2016, the Defense Commissary Agency ("DeCA" or the "Agency"), which operates U.S. military commissaries worldwide, competitively awarded to the Company the contract to support and supply products for the Agency’s private brand product program. The current contract to provide DeCA with private branded products expires in December 2025. Private brand products had not previously been offered in the Agency’s commissaries. The Company has invested and plans to continue to invest significant resources as it partners with DeCA to expand this program. However, the program may not be successful, may be discontinued or DeCA may suspend, terminate, shorten the scope or change certain terms and conditions in its agreement with SpartanNash which could have a significant adverse impact on the Company’s profitability.

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

As of December 28, 2024, the Company had outstanding indebtedness of $753.8 million (net of unamortized debt issuance costs), primarily related to its asset-based lending facility (the "Revolving Credit Facility"). Refer to Note 7 in the accompanying notes to the consolidated financial statements for further information. If the Company is not able to generate cash flow from operations sufficient to service its debt, it may need to refinance its debt, dispose of assets or issue equity to obtain necessary funds. The Company may not be able to take any of such actions on a timely basis, on satisfactory terms or at all.

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

The Company’s borrowings under the Revolving Credit Facility bear interest at variable rates and expose it to interest rate risk. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. If interest rates increase, debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and the Company’s profitability would decrease. Before consideration of hedging instruments, a hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 28, 2024 would increase interest expense related to such debt by approximately $3.1 million per year.

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

The Company operates in highly regulated environments. The products it distributes and sells through retail stores are subject to inspection and regulatory action by the United States Food and Drug Administration and the Drug Enforcement Agency for the Company's pharmacy business. Our warehouses and distribution centers are subject to inspection by the United States Department of Agriculture, the United States Department of Labor Occupational and Health Administration, and various state health and workplace safety authorities, and our logistics operations are subject to regulation by the United States Department of Transportation and the United States Federal Highway Administration. The Company is also subject to the international regulations of the European Union’s Import Control System for export shipments that are ultimately made to non-domestic commissaries. To date, as a federal contractor, the Company has been required to develop and maintain Affirmative Action Programs under the Rehabilitation Act, as enforced by the Office of Federal Contract and Compliance Programs, which may cause the Company to incur significant reputational and monetary damages for alleged discrimination in employment practices. The Company will continue to monitor and adhere to its obligations pursuant to law, regulation, and/or executive orders and the impact thereof. In addition, there are various other international, U.S. federal, state and local laws, regulations and administrative practices to which the Company is subject, which require us to comply with numerous provisions regulating areas such as environmental, health and sanitation standards, food safety, marketing of natural or organically produced food, facilities, pharmacies, equal employment opportunity, public accessibility, employee benefits, wages and hours worked and licensing for the sale of food, drugs, tobacco and alcoholic beverages, among others. Changes in federal, state or local minimum wages and overtime laws, federal tax laws, or employee paid leave laws could result in the Company incurring significant labor costs which could have material adverse effects on the Company’s financial position and profitability. The Company employs many hourly Associates who are compensated at an hourly rate lower than $17.00. If minimum wage rates increase, the Company would have to increase the wages of Associates who fall below the new minimum and may need to increase the wages of Associates in close proximity above the new minimum to address wage compression. In addition, changes in federal tax regulations may result in significant increases in the Company’s current and deferred tax liabilities, and may include changes in federal tax rates and the deductibility of certain costs. Failure to comply with existing or new laws or regulations could result in significant damages, penalties and/or litigation costs for the Company.

A number of consumers who shop at the Company’s owned retail stores, as well as consumers who shop at the Company’s independent wholesale grocery customers, receive benefits from government assistance programs such as the Supplemental Nutrition Assistance Program, the Special Supplemental Nutrition Program for Women, Infants, and Children or similar programs. A material reduction in benefit amounts offered through these programs could negatively impact the Company’s revenue and profitability.

Products supplied by the Company’s vendors may be sourced outside the United States or may contain inputs which are sourced outside the United States. The costs for these products could be negatively impacted by increased or new taxes or tariffs on imported goods or new import regulations. These changes could materially impact demand for these products and correspondingly the Company’s revenue and profitability.

A number of the Company’s Associates are covered by collective bargaining agreements, and unions may attempt to organize additional Associates.

Approximately 9% of the Company’s Associates are covered by collective bargaining agreements (“CBAs”) which expire between April 2025 and February 2030. The Company expects that rising healthcare, pension and other employee benefit costs, among other issues, will continue to be important topics of negotiation with the labor unions. Upon the expiration of the Company’s CBAs, work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the labor unions. This could significantly disrupt the Company’s operations.

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

Refer to Note 10 in the accompanying notes to the consolidated financial statements for further information.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Management's Role

The Information Security function is led by the Company's Director of Cybersecurity & Architecture, under the direction of the Chief Information Officer ("CIO"). The Director of Cybersecurity & Architecture, assisted by a third-party fractional Chief Information Security Officer retained by the Company in August 2024, manages the Company's Cybersecurity program. The Company’s cybersecurity management team includes members with relevant cybersecurity experience who hold cybersecurity certifications. Key responsibilities of this Information Security function include developing cybersecurity strategies; managing cybersecurity governance; performing cybersecurity risk assessments and tabletop exercises; ensuring compliance with security standards and regulatory requirements; managing identity and access; monitoring cybersecurity threats; validating cybersecurity alerts; preparing for and responding to cybersecurity incidents, business continuity and disaster recovery plans; and creating security awareness through periodic trainings of both Company leadership and Associates. The Company's CIO, Director of Cybersecurity & Architecture, and Chief Legal Officer ("CLO") have shared oversight responsibilities of the Company's Cybersecurity program.

Board Oversight

The Company’s Board of Directors ("Board") has appointed the Audit Committee to assist the Board in fulfilling its responsibilities with respect to the oversight of cybersecurity, data security, privacy programs, and the Company’s response to security breaches. Two Company Directors serving on the Audit Committee completed the National Association of Corporate Directors/Carnegie Mellon CERT cyber-risk oversight program along with required examinations and earned the CERT designation. The CIO provides at least quarterly updates to the Audit Committee on the Cybersecurity program, which include a current evaluation of the Company’s maturity within the National Institute of Standards and Technology ("NIST") framework, including assessments against key performance indicators, updates on internal phishing campaigns, tabletop exercises conducted at various levels of the organization including with representation from the Audit Committee, and management training. The Audit Committee also reviews reports and recommendations from third parties periodically engaged by the Company to assess the cybersecurity control environment. In addition, the Company’s Internal Audit function periodically audits elements of the security program and reports its observations to the CIO, CLO and the Audit Committee.

Risk Management and Strategy

As a component of the Company’s overall risk management process, which is aligned with a broader Enterprise Risk Management framework, the Company has implemented a multi-layered approach to minimize cybersecurity risk and safeguard its data. The Company conducts cybersecurity risk assessments on a regular basis and responds to identified risk exposures by employing a combination of risk mitigation strategies, including the adoption of cybersecurity controls and maintaining a cybersecurity insurance policy that provides coverage for security breaches. The Company engages third party consultants periodically to evaluate elements of the cybersecurity policy, processes, procedures and controls. The CIO and other members of the Executive Leadership Team respond to applicable recommendations arising from the third-party consultants. In addition, the Company engages a Qualified Security Assessor as part of the compliance requirements for Payment Card Industry ("PCI"). The Company also engages with a third-party risk management provider to ensure its vendors comply with internal security and privacy requirements and that key vendors are continually monitored for security risks. The Company’s cybersecurity governance practices are based on the Company’s common control framework which incorporates elements from the NIST Cybersecurity Framework, the Center for Internet Security’s benchmark standards, and specific regulatory and industry requirements including Health Insurance Portability and Accountability Act and PCI.

The CIO provides at least quarterly updates on the cybersecurity program, including the results of the cybersecurity risk assessments and the related responses, to the Company’s Security Governance Council composed of members of the Executive Leadership Team. The Company has a Cybersecurity Policy, Privacy Policy, Cybersecurity Incident Response Plan, and a materiality assessment framework inclusive of disclosure controls and procedures to assist the Company in satisfying disclosure obligations. The Company continually monitors cybersecurity threats and has a dedicated cybersecurity team in place to identify if any of the threats may lead to a cybersecurity incident. In the event of such an incident, the Company will take decisive measures to thoroughly analyze, contain, and eliminate the threat. The Company reviews cybersecurity incidents through a materiality assessment framework, which provides quantitative and qualitative considerations for evaluating the magnitude of an individual event. Based on the preliminary evaluation of an event, the Company’s Cybersecurity Incident Disclosure Committee will convene to assess materiality and determine corrective actions and internal and external disclosure requirements. The Cybersecurity Incident Disclosure Committee is composed of the following individuals: the Chief Financial Officer, Corporate Controller, CLO, and CIO.

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

Item 2. Properties

The following table lists the locations and approximate square footage of the distribution centers used by the Company's Wholesale segment as of December 28, 2024. The lease expiration dates for the distribution centers primarily servicing the Wholesale segment range from July 2025 to December 2031. The majority of these leases contain renewal options beyond these dates, if exercised.

Distribution Centers
	Square Footage
Location	Leased	Owned	Total
Grand Rapids, Michigan	—	1,179,582	1,179,582
Norfolk, Virginia	188,093	545,073	733,166
Omaha, Nebraska	4,384	686,783	691,167
Bellefontaine, Ohio	—	666,045	666,045
Oklahoma City, Oklahoma	—	608,543	608,543
Lima, Ohio	—	517,552	517,552
Columbus, Georgia (a)	478,702	—	478,702
Bloomington, Indiana	—	471,277	471,277
San Antonio, Texas	—	461,544	461,544
Fargo, North Dakota	158,135	288,824	446,959
Lumberton, North Carolina	386,129	—	386,129
Severn, Maryland	363,872	—	363,872
Pensacola, Florida	—	355,900	355,900
St. Cloud, Minnesota	—	329,046	329,046
Sioux Falls, South Dakota	79,300	196,114	275,414
Menominee, Michigan	—	253,021	253,021
Bluefield, Virginia	—	187,531	187,531
Indianapolis, Indiana	—	118,497	118,497
Total Square Footage	1,658,615	6,865,332	8,523,947
(a)
The Columbus location requires periodic lease payments to the holder of the outstanding industrial revenue bond, which is held by the Company. Upon expiration of the lease terms, the Company will take title to the property upon redemption of the bond.

The following table lists the Company’s retail stores, including the adjacent fuel centers of the related stores, by retail banner, number of stores, location and approximate square footage under each banner as of December 28, 2024.

Retail Segment
		Leased		Owned		Total
		Number	Square	Number	Square	Number	Square
Grocery Store Retail Banner	Location	of Stores	Feet	of Stores	Feet	of Stores	Feet
Family Fare	Iowa, Michigan, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin	82	3,548,492	13	512,961	95	4,061,453
Martin's Super Markets	Indiana, Michigan	11	660,228	9	461,727	20	1,121,955
Community Markets	Indiana, Ohio	15	311,211	—	—	15	311,211
Needler's Fresh Market	Indiana, Ohio	12	411,704	—	—	12	411,704
Chief Markets	Ohio	11	410,370	—	—	11	410,370
D&W Fresh Market	Michigan	8	393,586	2	84,458	10	478,044
VG’s Grocery	Michigan	8	363,117	1	38,012	9	401,129
Remke Markets	Kentucky, Ohio	5	262,175	—	—	5	262,175
Metcalfe's Market	Wisconsin	3	175,328	—	—	3	175,328
Family Fresh Market	Minnesota, Nebraska, Wisconsin	—	—	3	173,740	3	173,740
Supermercado Nuestra Familia	Nebraska	1	22,540	2	83,279	3	105,819
Great Scot Community Market	Ohio	3	75,425	—	—	3	75,425
Forest Hills Foods	Michigan	2	65,209	—	—	2	65,209
Germantown Fresh Market	Ohio	1	31,364	—	—	1	31,364
Dillonvale IGA	Ohio	1	25,627	—	—	1	25,627
King Saver	Ohio	1	22,085	—	—	1	22,085
Fresh City Market	Wisconsin	1	21,470	—	—	1	21,470
Sack 'N Save Supermarket	Ohio	1	17,500	—	—	1	17,500
Total		166	6,817,431	30	1,354,177	196	8,171,608

The Company also owns four fuel centers in Michigan that are not reflected in the retail square footage above as they are not associated with a corporate owned retail store. Also not reflected in the retail square footage above are two pharmacies not associated with corporate-owned retail locations, located in Michigan, and Wisconsin as well as certain properties used to facilitate the stock and transfer of goods between retail stores.

The Company’s headquarters is located in Grand Rapids, Michigan. The Company maintains offices in multiple states consisting of approximately 224,000 square feet in Company-owned buildings and 93,000 square feet in leased facilities. The Company also leases two additional off-site storage facilities consisting of approximately 50,000 square feet. The Company owns and leases to independent retailers eight stores totaling approximately 372,000 square feet and owns and leases to third parties one warehouse of approximately 422,000 square feet and office space totaling 67,000 square feet.

The Company believes that its properties are generally well maintained and in good operating condition, have sufficient capacity, and are suitable and adequate to carry on its business as currently conducted.

Item 3. Legal Proceedings

From time-to-time, the Company is engaged in routine legal proceedings incidental to its business. The Company does not believe that these routine legal proceedings, taken as a whole, will have a material impact on its business or financial condition. Additionally, various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions, lawsuits and claims cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity. Legal proceedings, various lawsuits, claims, and other matters are more fully described in Note 10, in the notes to consolidated financial statements, which is herein incorporated by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SpartanNash common stock is traded on the Nasdaq Global Select Market under the trading symbol “SPTN.”

As of February 24, 2025, there were approximately 1,100 shareholders of record of SpartanNash common stock.

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million program, which expires on February 22, 2027. As of December 28, 2024, $10.3 million remains available for share repurchases under the program. The Company plans to return value to shareholders through share repurchases under this program.

In 2024, 2023, and 2022 the Company repurchased 760,740; 765,194; and 1,046,538 shares of common stock for approximately $15.0 million, $18.6 million and $32.5 million, respectively.

Repurchases of common stock includes shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The following table provides information regarding SpartanNash's purchases of its own common stock during the 12-week period ended December 28, 2024.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
October 6 - November 2, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,350
November 3 - November 30, 2024
Employee Transactions	118	$18.07	N/A	N/A
Repurchase Program	—	$—	—	$10,350
December 1 - December 28, 2024
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,350
Total for quarter ended December 28, 2024
Employee Transactions	118	$18.07	N/A	N/A
Repurchase Program	—	$—	—	$10,350

Performance Graph

Set forth below is a graph comparing the cumulative total shareholder return on SpartanNash common stock to that of the S&P SmallCap 600 Food Distributors Index and the S&P SmallCap 600 Index, over a period beginning December 28, 2019 and ending on December 28, 2024.

Cumulative total return is measured by the sum of (1) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (2) the difference between the share price at the end and the beginning of the measurement period, divided by the share price at the beginning of the measurement period.

The dollar values for total shareholder return plotted above are shown in the table below:

	December 28,	January 2,	January 1,	December 31,	December 30,	December 28,
	2019	2021	2022	2022	2023	2024
SpartanNash	$100.00	$129.46	$198.78	$239.76	$188.95	$156.67
S&P SmallCap 600	100.00	111.61	141.54	118.76	137.82	150.59
S&P SmallCap 600 Food Distributors	100.00	111.49	215.52	198.10	164.17	187.14

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

Overview of 2024

The Company has continued to execute on Our Winning Recipe, which continued to support strong financial results in fiscal 2024. The plan continues to generate sustainable improvements in profitability as the Company further optimizes its supply chain network, improves value for its customers through stronger vendor relationships, and captures additional benefits, while providing exceptional customer service and additional offerings. The Company’s 2024 highlights include:

Wholesale

•
Wholesale segment net sales decreased $209.9 million compared to the prior year due primarily to lower case volumes in both the national accounts and independent retailers customer channels, partially offset by growth in the military customer channel.
•
Wholesale segment operating earnings of $97.4 million increased $9.7 million compared to $87.7 million in the prior year. Adjusted EBITDA of $187.2 million increased $9.3 million compared to $177.9 million in the prior year.

Retail

•
Retail segment net sales increased $30.0 million compared to the prior year due primarily to incremental sales from stores acquired in fiscal 2024. Retail comparable store sales decreased 1.7% compared to the prior year due primarily to lower consumer demand trends, partially offset by increases in pharmacy sales.
•
Retail segment operating loss of $43.5 million decreased $62.5 million compared to operating earnings of $19.0 million in the prior year. Adjusted EBITDA of $71.3 million decreased $8.2 million compared to $79.5 million in the prior year.

Other Highlights

•
The supply chain transformation, merchandising transformation, marketing innovation, and go-to-market plan drove approximately $50 million in incremental benefits in 2024. Since launching the transformation work and beginning to realize benefits in 2022, the Company has improved its throughput(1) rate, passed along significant benefits to its customers through the Enhanced Category Planning program, and captured almost $130 million in total gross benefits. These benefits helped to offset broader industry headwinds which impacted volume and profitability throughout the year.
•
During 2024, the Company returned $45.0 million to shareholders through $29.9 million in cash dividends, or $0.87 per common share, and $15.1 million in share repurchases. In addition, the Company generated net cash from operating activities of $205.9 million in 2024.
•
The Company reported earnings from continuing operations for the fiscal year of $0.3 million, compared to $52.2 million in the prior year. The Company reported adjusted EBITDA for the fiscal year of $258.5 million, compared to $257.4 million in the prior year.
(1)
As a means of evaluating warehouse efficiency, the Company calculates the throughput rate as cases shipped divided by warehouse labor hours worked, excluding salaried hours

Results of Operations

The current year results of operations are presented in comparison to the prior year within the section below. For a discussion of the results of fiscal 2023 operations in comparison to fiscal 2022, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations within the prior year Annual Report on Form 10-K.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain growth and cost-saving initiatives may favorably impact future results. The Company anticipates that additional operating and capital investments will be necessary to support these and other programs. Offsetting the Company’s expectations of favorable future results are macroeconomic headwinds including changes in consumer demand and input costs such as utilities, insurance and occupancy costs.

The following table sets forth items from the Company’s consolidated statements of earnings as a percentage of net sales and the percentage change from the preceding year:

	Percentage of Net Sales			Percentage Change
	2024	2023	2022	2024 vs 2023
Net sales	100.0	100.0	100.0	(1.8)%
Gross profit	15.8	15.3	15.5	1.8
Selling, general and administrative	14.5	14.0	14.8	1.1
Acquisition and integration, net	0.0	0.0	0.0	(8.9)
Goodwill impairment	0.5	—	—	**
Restructuring and asset impairment, net	0.3	0.1	0.0	208.9
Operating earnings	0.6	1.1	0.7	(49.4)
Other expenses, net	0.4	0.4	0.2	17.4
Earnings before income taxes	0.1	0.7	0.5	(84.3)
Income tax expense	0.1	0.2	0.1	(40.0)
Net earnings	0.0	0.5	0.4	(99.4)%

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales between fiscal 2024 and fiscal 2023:

		Percentage of		Percentage of
		Total		Total		Percentage
(In thousands)	2024	Net Sales	2023	Net Sales	Variance	Change
Wholesale	$6,709,305	70.3%	$6,919,217	71.1%	$(209,912)	(3.0)%
Retail	2,840,019	29.7	2,810,002	28.9	30,017	1.1
Net sales	$9,549,324	100.0%	$9,729,219	100.0%	$(179,895)	(1.8)%

Net sales decreased $179.9 million, or 1.8%, to $9.55 billion in 2024 compared to $9.73 billion in 2023. The decrease was attributable to decreased volume in the Wholesale segment, partially offset by higher sales volume in the Retail segment.

Wholesale net sales decreased $209.9 million, or 3.0%, to $6.71 billion in 2024 compared to $6.92 billion in the prior year. The decrease in net sales was due primarily to lower case volumes in both the national accounts and independent retailers customer channels, partially offset by higher sales in the military customer channel. Overall case volumes for the segment were down by 5.0% in the current year.

Retail net sales increased $30.0 million, or 1.1% to $2.84 billion in 2024 compared to $2.81 billion in the prior year, while comparable store sales decreased 1.7% in the current year. The comparable store sales decline was due primarily to lower consumer demand trends, which resulted in a 4.5% decline in unit volume. The decrease in comparable store sales in the current year included offsetting increases in pharmacy sales. Retail's comparable store sales decrease was more than offset by incremental sales from newly acquired stores in the current year.

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

Gross Profit – Gross profit represents net sales less cost of sales, which is described in further detail within Note 1, in the notes to the consolidated financial statements. Gross profit increased $26.9 million, or 1.8%, to $1.51 billion in the current year compared to $1.49 billion in the prior year. As a percent of net sales, gross profit increased from 15.3% to 15.8%. The gross profit rate increase in the current year was driven by favorable segment sales mix, lower last-in-first-out ("LIFO") expense of $10.9 million, or 11 basis points, and benefits realized from the merchandising transformation initiative. These increases were partially offset by unfavorable changes in customer mix within the Wholesale segment.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses. SG&A expenses increased $15.1 million, or 1.1%, to $1.38 billion in the current year from $1.37 billion in the prior year. As a percent of net sales, SG&A expenses increased from 14.0% to 14.5% primarily due to increased Retail store labor and depreciation and amortization expense, partially offset by benefits realized from both the merchandising transformation and go-to-market strategy changes and lower incentive compensation.

Acquisition and Integration, net – Acquisition and integration, net was $3.1 million in the current year compared to $3.4 million in the prior year. Current year activity includes fees associated with due diligence activities, purchase agreement negotiations and strategic advice within both segments, as well as costs of integration activities related to three acquired businesses in the Retail segment. Costs in the current year were partially offset by a gain associated with a reduction in the expected contingent consideration payment. Prior year activity includes fees associated with due diligence activities, purchase agreement negotiation and strategic advice within the Retail segment, as well as costs of integration related to an acquired business in the Wholesale segment.

Goodwill Impairment – In the current year, $45.7 million of goodwill impairment charges were incurred within the Retail segment. The impairment was driven by an increasingly competitive grocery retail environment that steadily and negatively impacted cash flow trends within the Retail reporting unit. These competitive factors led to increased pressure on pricing and promotions that have had an adverse impact, and are anticipated to continue to have an adverse impact, on volume, gross profit rates and other costs within the Retail reporting unit.

Restructuring and Asset Impairment, net – In the current year, $28.4 million of net restructuring and asset impairment charges were incurred. The charges in the current year include $20.9 million of asset impairment charges related to impairments of indefinite-lived trade names and long-lived assets within both the Wholesale and Retail segments as a result of changes in the competitive environment. Restructuring charges include $5.4 million of provisions for closing charges associated with lease ancillary costs and $2.5 million of other costs associated with site closures, primarily related to the closure of a distribution center within the Wholesale segment, and $1.6 million of losses on sales of real and personal property of previously closed locations within both the Wholesale and Retail segments. These charges in the current year were partially offset by $2.2 million of gains within the Retail segment recognized from the early termination of lease agreements for previously closed locations. Prior year results included $9.2 million of net restructuring and asset impairment charges, which were largely composed of $8.0 million of asset impairment charges in the Wholesale segment related to initiatives associated with continued supply chain network optimization in response to customer demand changes. Additional asset impairment charges of $3.7 million in the prior year were related to two store closures in the Retail segment and impairment losses related to a distribution location that sustained storm damage in the Wholesale segment. These charges were partially offset by $2.6 million of gains on sales of assets in the prior year primarily related to the sale of a store within the Retail segment.

Operating Earnings (Loss) – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss):

						Change in
		Percentage of		Percentage of		Percentage of
(In thousands)	2024	Net Sales	2023	Net Sales	Variance	Net Sales
Wholesale	$97,423	1.5%	$87,701	1.3%	$9,722	0.2%
Retail	(43,462)	(1.5)	19,011	0.7	(62,473)	(2.2)
Operating earnings	$53,961	0.6%	$106,712	1.1%	$(52,751)	(0.5)%

The Company reported operating earnings of $54.0 million in the current year compared to $106.7 million in the prior year. The decrease of $52.8 million, or 49.4%, was attributable to changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings increased $9.7 million, or 11.1%, to $97.4 million in the current year from $87.7 million in the prior year. The increase was due to an improvement in the gross profit rate and benefits realized from the merchandising transformation initiative, partially offset by lower unit volumes and higher restructuring charges.

Retail operating earnings decreased $62.5 million, or 328.6%, to an operating loss of $43.5 million in the current year compared to earnings of $19.0 million in the prior year. The decrease in operating earnings was due to goodwill impairment charges, higher restructuring and asset impairment charges, and increased store labor as a percent of net sales, partially offset by an improvement in the gross profit rate and lower incentive compensation.

Interest Expense – Interest expense increased $4.9 million, or 12.4%, to $44.8 million in the current year from $39.9 million in the prior year, driven by a higher average debt balance on the Company's credit facility. The weighted average interest rate for all borrowings, including loan fee amortization was 7.03% in both 2024 and 2023. During 2024, the total debt balance increased $156.3 million to $753.8 million, compared to $597.5 million at the end of 2023. The increase in the debt balance was due to incremental investments in business combinations and capital expenditures.

Income Taxes – The Company’s effective income tax rates were 97.3% and 25.5% for 2024 and 2023, respectively. The differences from the federal statutory rate in the current year were primarily due to non-deductible goodwill impairment, state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits and contingent consideration. In the prior year, the differences from the federal statutory rate were primarily due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits, discrete benefits due to changes in tax contingencies, and discrete benefits related to stock compensation.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement gain with an insurance company related to a legal matter from a previously closed operation, operating and non-operating costs associated with the postretirement plan amendment and settlement and a non-operating benefit associated with a pension refund from an annuity provider. Current year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy as part of its long-term plan, which relates to the reorganization of certain functions. Costs related to the postretirement plan amendment and settlement include operating and non-operating expenses associated with recognition of plan settlement losses and amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Each of the adjusted items are considered “non-operational” or “non-core” in nature. The pension refund from an annuity provider is related to a terminated pension plan and is a non-operating benefit which is adjusted out of adjusted earnings from continuing operations. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement related to a legal matter resulting from a previously closed operation and operating and non-operating costs associated with the postretirement plan amendment and settlement.

In 2022, adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA also exclude costs related to shareholder activism, and non-operating costs associated with the write off of certain unamortized deferred financing costs related to the debt modification. Costs related to shareholder activism include consulting, legal and other expenses incurred in relation to shareholder activism activities. Organizational realignment in 2022 includes benefits for associates terminated as part of leadership transition plans, which do not meet the definition of a reduction-in-force. Each of the adjusted items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for 2024, 2023 and 2022.

(In thousands)	2024	2023	2022
Operating earnings	$53,961	$106,712	$68,544
Adjustments:
LIFO expense	5,167	16,104	56,823
Acquisition and integration, net	3,113	3,416	343
Restructuring and goodwill / asset impairment, net	74,107	9,190	805
Organizational realignment, net	2,757	5,239	1,859
Severance associated with cost reduction initiatives	537	318	831
Legal settlement	(900)	900	—
Postretirement plan amendment and settlement	99	94	133
Costs related to shareholder activism	—	—	7,335
Adjusted operating earnings	$138,841	$141,973	$136,673
Wholesale:
Operating earnings	$97,423	$87,701	$55,137
Adjustments:
LIFO expense	4,378	12,388	48,282
Acquisition and integration, net	2,048	216	239
Restructuring and asset impairment, net	15,914	8,548	(2,363)
Organizational realignment, net	1,720	3,269	1,160
Severance associated with cost reduction initiatives	321	303	689
Legal settlement	(900)	900	—
Postretirement plan amendment and settlement	62	59	83
Costs related to shareholder activism	—	—	4,577
Adjusted operating earnings	$120,966	$113,384	$107,804
Retail:
Operating (loss) earnings	$(43,462)	$19,011	$13,407
Adjustments:
LIFO expense	789	3,716	8,541
Acquisition and integration, net	1,065	3,200	104
Restructuring and goodwill / asset impairment, net	58,193	642	3,168
Organizational realignment, net	1,037	1,970	699
Severance associated with cost reduction initiatives	216	15	142
Postretirement plan amendment and settlement	37	35	50
Costs related to shareholder activism	—	—	2,758
Adjusted operating earnings	$17,875	$28,589	$28,869

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for 2024, 2023 and 2022.

	2024		2023		2022
		per diluted		per diluted		per diluted
(In thousands, except per share data)	Earnings	share	Earnings	share	Earnings	share
Net earnings	$299	$0.01	$52,237	$1.50	$34,518	$0.95
Adjustments:
LIFO expense	5,167		16,104		56,823
Acquisition and integration, net	3,113		3,416		343
Restructuring and goodwill / asset impairment, net	74,230		9,190		805
Organizational realignment, net	2,757		5,239		1,859
Severance associated with cost reduction initiatives	537		318		831
Pension refund from annuity provider	(239)		—		(200)
Legal settlement	(900)		900		—
Postretirement plan amendment and settlement	(1,458)		(3,174)		(776)
Costs related to shareholder activism	—		—		7,335
Write off of deferred financing costs	—		—		236
Total adjustments	83,207		31,993		67,256
Income tax effect on adjustments (a)	(14,220)		(8,218)		(17,083)
Total adjustments, net of taxes	68,987	2.02	23,775	0.68	50,173	1.38
Adjusted earnings from continuing operations	$69,286	$2.03	$76,012	$2.18	$84,691	$2.33

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

Following is a reconciliation of net earnings to adjusted EBITDA for 2024, 2023 and 2022.

(In thousands)	2024	2023	2022
Net earnings	$299	$52,237	$34,518
Income tax expense	10,726	17,888	12,397
Other expenses, net	42,936	36,587	21,629
Operating earnings	53,961	106,712	68,544
Adjustments:
LIFO expense	5,167	16,104	56,823
Depreciation and amortization	103,412	98,639	94,180
Acquisition and integration, net	3,113	3,416	343
Restructuring and goodwill / asset impairment, net	74,107	9,190	805
Cloud computing amortization	7,585	5,034	3,650
Organizational realignment, net	2,757	5,239	1,859
Severance associated with cost reduction initiatives	537	318	831
Stock-based compensation	10,743	12,536	8,589
Stock warrant	868	1,559	2,158
Non-cash rent	(2,679)	(2,599)	(3,444)
(Gain) loss on disposal of assets	(284)	259	1,073
Legal settlement	(900)	900	—
Postretirement plan amendment and settlement	99	94	133
Costs related to shareholder activism	—	—	7,335
Adjusted EBITDA	$258,486	$257,401	$242,879
Wholesale:
Operating earnings	$97,423	$87,701	$55,137
Adjustments:
LIFO expense	4,378	12,388	48,282
Depreciation and amortization	54,291	51,535	47,601
Acquisition and integration, net	2,048	216	239
Restructuring and asset impairment, net	15,914	8,548	(2,363)
Cloud computing amortization	4,861	3,414	2,537
Organizational realignment, net	1,720	3,269	1,160
Severance associated with cost reduction initiatives	321	303	689
Stock-based compensation	7,403	8,216	5,646
Stock warrant	868	1,559	2,158
Non-cash rent	(803)	(134)	(382)
(Gain) loss on disposal of assets	(380)	(83)	512
Legal settlement	(900)	900	—
Postretirement plan amendment and settlement	62	59	83
Costs related to shareholder activism	—	—	4,577
Adjusted EBITDA	$187,206	$177,891	$165,876
Retail:
Operating (loss) earnings	$(43,462)	$19,011	$13,407
Adjustments:
LIFO expense	789	3,716	8,541
Depreciation and amortization	49,121	47,104	46,579
Acquisition and integration, net	1,065	3,200	104
Restructuring and goodwill / asset impairment, net	58,193	642	3,168
Cloud computing amortization	2,724	1,620	1,113
Organizational realignment, net	1,037	1,970	699
Severance associated with cost reduction initiatives	216	15	142
Stock-based compensation	3,340	4,320	2,943
Non-cash rent	(1,876)	(2,465)	(3,062)
Loss on disposal of assets	96	342	561
Postretirement plan amendment and settlement	37	35	50
Costs related to shareholder activism	—	—	2,758
Adjusted EBITDA	$71,280	$79,510	$77,003

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

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by the Company but are inherently uncertain. Also, determining the estimated useful life of an intangible asset requires judgment based on the Company’s expected use of the asset, as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives. The Company primarily utilizes an income approach method to estimate the fair value of intangible assets, which discounts the projected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuation reflect a consideration of other marketplace competition and include the amount and timing of future cash flows, including expected growth rates and profitability, and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis, as of the first day of the fourth quarter of each year, and more frequently if circumstances indicate impairment is more likely than not to have occurred. The quantitative impairment evaluation of these assets involves the comparison of their fair value to their carrying values.

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

In 2024, the Company recorded non-cash goodwill impairment charges of $45.7 million related to the Retail reporting unit. Refer to Note 5, Goodwill and Other Intangible Assets, in the notes to the consolidated financial statements for additional information related to the full impairment of Retail goodwill. As of the date of the most recent goodwill impairment test, which utilized data and assumptions as of October 6, 2024, the Wholesale reporting unit had a fair value that was substantially in excess of its carrying value. The Company has sufficient available information, both current and historical, to support its assumptions, judgments and estimates used in the goodwill impairment test; however, if actual results for the Wholesale reporting unit are not consistent with the Company’s estimates, it could result in the Company recording a non-cash impairment charge.

Other Indefinite-Lived Intangible Assets. The estimated fair value of these assets is computed by using a discounted cash flow method, such as the relief-from-royalty methodology. The Company determines future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Discount rates are determined based on the WACC of the reporting unit in which the asset resides, consistent with the discussion above. Impairments of these assets were $12.7 million for 2024. There were no impairments of these assets in 2023 or 2022.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. When the undiscounted future cash flows are not sufficient to recover an asset’s carrying amount, the fair value is compared to the carrying value to determine the impairment loss to be recorded. Long-lived assets are evaluated at the asset-group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairments of long-lived assets were $8.2 million, $11.7 million and $5.1 million for 2024, 2023 and 2022, respectively.

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

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows for 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Cash flow activities
Net cash provided by operating activities	$205,877	$89,327	$110,350
Net cash used in investing activities	(247,025)	(116,517)	(100,948)
Net cash provided by financing activities	44,754	16,068	9,018
Net increase (decrease) in cash and cash equivalents	3,606	(11,122)	18,420
Cash and cash equivalents at beginning of year	17,964	29,086	10,666
Cash and cash equivalents at end of year	$21,570	$17,964	$29,086

Net cash provided by operating activities. Net cash provided by operating activities in the current year increased compared to the prior year by $116.6 million, due primarily to changes in working capital, including the Company's efforts to streamline inventory balances.

Net cash used in investing activities. Net cash used in investing activities increased $130.5 million in 2024 compared to 2023 primarily due to acquisitions in the Retail segment and an increase in capital expenditures in the current year in line with the Company's long-term plan.

The Wholesale and Retail segments utilized 50.0% and 50.0% of capital expenditures, respectively, for the current year. Capital expenditures for 2024 primarily related to investments in supply chain infrastructure, store remodels, information technology upgrades and implementations, and equipment upgrades. Capital expenditures were $132.4 million in the current year and cloud computing application development spend, which is included in operating activities, was $12.0 million, compared to capital expenditures of $120.3 million and cloud computing application development spend of $7.0 million in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities increased $28.7 million in 2024 compared to 2023 primarily due to increased borrowings in the current year on the Company's senior credit facility.

Debt Management

Long-term debt and finance lease liabilities, including the current portion, increased $156.3 million to $753.8 million as of December 28, 2024 from $597.5 million at December 30, 2023. The increase in total debt was driven by additional borrowings on the senior credit facility to fund three acquisitions within the Retail segment and capital expenditures in both segments. The Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement") matures on November 17, 2027. In 2023, the Company entered into amendments (the "Amendments") to the Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement"). The principal terms of the Amendments included increasing the size of the Tranche A portion of the Company's revolving credit facility by $130 million in 2023. The Credit Agreement provides for a Tranche A revolving loan of up to $1.17 billion and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility. As of December 28, 2024, the senior secured credit facility had outstanding borrowings of $627.2 million. Additional available borrowings under the Company’s Credit Agreement are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company had excess availability after the 10% requirement of $339.3 million at December 28, 2024. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The Credit Agreement provides for the issuance of letters of credit, of which $17.9 million were outstanding as of December 28, 2024. The Company anticipates that additional borrowings may be required to fund increased investments in expenditures related to both organic and inorganic initiatives included in the long-term strategic plan. The Company believes that cash generated from operating activities and available borrowings under the Credit Agreement will be sufficient to meet anticipated requirements for working capital, capital expenditures, dividend payments, and debt service obligations for the foreseeable future. However, there can be no assurance that the business will continue to generate cash flow at or above current levels or that the Company will maintain its ability to borrow under the Credit Agreement.

The Company’s current ratio (current assets over current liabilities) was 1.57:1 at December 28, 2024 compared to 1.63:1 at December 30, 2023, and its investment in working capital was $396.6 million at December 28, 2024 compared to $417.6 million at December 30, 2023. The net long-term debt to total capital ratio was 0.50:1 at December 28, 2024, compared to 0.43:1 at December 30, 2023. Total net long-term debt is a non-GAAP financial measure that is defined as long-term debt and finance lease liabilities, plus current portion of long-term debt and finance lease liabilities, less cash and cash equivalents. The Company believes both management and its investors find the information useful because it reflects the amount of long-term debt obligations that are not covered by available cash and temporary investments. Total net long-term debt is not a substitute for GAAP financial measures and may differ from similarly titled measures of other companies.

Following is a reconciliation of “Long-term debt and finance lease liabilities” to net long-term debt, a non-GAAP measure, as of December 28, 2024 and December 30, 2023.

	December 28,	December 30,
(In thousands)	2024	2023
Current portion of long-term debt and finance lease liabilities	$12,838	$8,813
Long-term debt and finance lease liabilities	740,969	588,667
Total debt	753,807	597,480
Cash and cash equivalents	(21,570)	(17,964)
Net long-term debt	$732,237	$579,516

The Company’s material cash requirements as of December 28, 2024 primarily include long-term debt, including the estimated interest on the long-term debt, operating and finance lease liabilities, purchase obligations, and capital expenditure commitments. For additional information related to long-term debt and lease obligations, refer to Notes 7 and 11, respectively, in the notes to the consolidated financial statements. Purchase obligations include the amount of product the Company is contractually obligated to purchase in order to earn advanced contract monies that are receivable under the contracts, the majority of which are due in the next 12 months.

Cash Dividends

The Company declared a quarterly cash dividend of $0.2175, $0.215 and $0.21 per common share in each quarter of 2024, 2023, and 2022, respectively. Under the Credit Agreement, the Company is generally permitted to pay dividends in any year up to an amount such that all cash dividends, together with any cash distributions and share repurchases, do not exceed $35.0 million. Additionally, the Company is generally permitted to pay cash dividends in excess of $35.0 million in any year so long as its Excess Availability, as defined in the Credit Agreement, is in excess of 10% of the Total Borrowing Base, as defined in the Credit Agreement, before and after giving effect to the repurchases and dividends. Although the Company currently expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors (the “Board”) to declare future dividends. Each future dividend will be considered and declared by the Board at its discretion. Whether the Board continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

The Company had $627.2 million of variable rate debt as of December 28, 2024. The Company may not be able to accurately predict changes in interest rates or mitigate their impact. A hypothetical 0.50% increase in rates applicable to borrowings under the Revolving Credit Facility as of December 28, 2024 would increase interest expense related to such debt by approximately $3.1 million per year. The weighted average interest rate on debt outstanding during the year ended December 28, 2024 was 7.03%.

As of December 28, 2024, the Company maintained an interest rate swap agreement with a maturity date of November 17, 2027 and an aggregate notional amount totaling $150 million. The Company utilizes the interest rate swap to mitigate its exposure to changes in variable interest rates on a portion of the Company's outstanding Revolving Credit Facility. Per the terms of the swap, the Company receives one-month term Secured Overnight Financing Rate (SOFR) and pays a fixed interest rate of 3.646%. The Company's interest rate swap is designated as a cash flow hedge as defined by GAAP. Accordingly, the change in the fair value of the interest rate swap is initially reported in "Other comprehensive income" in the consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the consolidated statements of earnings when the hedged transactions affect earnings. As of December 28, 2024, the fair value of the interest rate swap was recorded in "Prepaid expenses and other current assets" and "Other assets, net" for $0.8 million and $1.1 million, respectively, and "Accumulated other comprehensive income" for $1.3 million, net of tax.

At December 28, 2024 the estimated fair value of the Company’s fixed rate long-term debt was less than book value by approximately $2.1 million. The estimated fair value was based on market quotes for instruments with similar terms and remaining maturities.

The following table sets forth the future principal payments of the Company’s outstanding debt and related weighted average interest rates for the outstanding instruments as of December 28, 2024:

	December 28, 2024		Aggregate Payments by Year
(In thousands, except rates)	Fair Value	Total	2025	2026	2027	2028	2029	Thereafter
Fixed rate debt
Principal payable	$127,815	$129,897	$12,838	$14,730	$12,203	$12,273	$12,142	$65,711
Average interest rate			6.41%	6.45%	6.48%	6.47%	6.44%	6.29%

Variable rate debt
Principal payable	$627,248	$627,248	$—	$—	$627,248	$—	$—	$—
Average interest rate			6.24%	6.24%	6.24%	N/A	N/A	N/A

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SpartanNash Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SpartanNash Company and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for the three years in the periods ended December 28, 2024, December 30, 2023, and December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the three years in the periods ended December 28, 2024, December 30, 2023, and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessments — Wholesale and Retail Reporting Units — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company evaluates goodwill for impairment annually during the fourth quarter, and more frequently if circumstances indicate impairment is more likely than not to have occurred. The goodwill balance was $181.0 million as of December 28, 2024, all of which was allocated to the Wholesale reporting unit. The Company concluded that the fair value of the Wholesale reporting unit was substantially in excess of its carrying value and, therefore, no impairment was recognized. The fair value of the Retail reporting unit was less than its carrying value as of the measurement dates and therefore $45.7 million of goodwill impairment was recognized.

The estimate of the fair value of the reporting units is based on the income approach using a discounted cash flow model and also incorporates the market approach using observable comparable company information. The principal factors used in the discounted cash flow analysis requiring management judgment are the determination of the weighted average cost of capital (“WACC”), revenue growth rates, and forecasted operating profits. Under the market approach, the Company compares the results of the discounted cash flow model to observable comparable company market multiples to support the appropriateness of the fair value estimates. The Company’s goodwill impairment analysis also includes a comparison of the estimated fair value of the enterprise as a whole to the Company’s total market capitalization.

Given the significant judgments made by management to estimate the fair value of the reporting units, performing audit procedures to evaluate the reasonableness of management’s judgments and assumptions utilized in the impairment evaluations, particularly the determination of revenue growth rates, forecasted operating profits, and the WACC, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue growth rates, forecasted operating profits, and the selection of the WACC used by management to estimate the fair value of the reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluations, including those over the determination of the fair value of the reporting units, such as controls related to the determination of revenue growth rates and forecasted operating profits, and the selection of the WACC.
•
We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s determination of revenue growth rates and forecasted operating profits by comparing the growth rates and forecasts to:
•
Historical revenue growth rates and operating profits.
•
Internal communications to management and the Board of Directors.
•
Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated the WACC for the reporting units, which included testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the WACC selected by management.
•
With the assistance of our fair value specialists, we evaluated the market approach for reporting units, which included evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculations, as well as benchmarking the selected multiples against these guideline public companies.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

February 26, 2025

We have served as the Company's auditor since at least 1970; however, an earlier year could not be reliably determined.

CONSOLIDATED BALANCE SHEETS

SpartanNash Company and Subsidiaries

	December 28,	December 30,
(In thousands)	2024	2023
Assets
Current assets
Cash and cash equivalents	$21,570	$17,964
Accounts and notes receivable, net	448,887	421,859
Inventories, net	546,312	575,226
Prepaid expenses and other current assets	75,042	62,440
Total current assets	1,091,811	1,077,489

Property and equipment, net	779,984	649,071
Goodwill	181,035	182,160
Intangible assets, net	117,821	101,535
Operating lease assets	327,211	242,146
Other assets, net	104,434	103,174

Total assets	$2,602,296	$2,355,575

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$485,017	$473,419
Accrued payroll and benefits	85,829	78,076
Other accrued expenses	61,993	57,609
Current portion of operating lease liabilities	49,562	41,979
Current portion of long-term debt and finance lease liabilities	12,838	8,813
Total current liabilities	695,239	659,896

Long-term liabilities
Deferred income taxes	91,010	73,904
Operating lease liabilities	305,051	226,118
Other long-term liabilities	26,537	28,808
Long-term debt and finance lease liabilities	740,969	588,667
Total long-term liabilities	1,163,567	917,497

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 33,752 and 34,610 shares outstanding	454,751	460,299
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive income	1,337	796
Retained earnings	287,402	317,087
Total shareholders’ equity	743,490	778,182

Total liabilities and shareholders’ equity	$2,602,296	$2,355,575

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

SpartanNash Company and Subsidiaries

(In thousands, except per share amounts)	2024	2023	2022
Net sales	$9,549,324	$9,729,219	$9,643,100
Cost of sales	8,036,826	8,243,663	8,145,625
Gross profit	1,512,498	1,485,556	1,497,475

Operating expenses
Selling, general and administrative	1,381,317	1,366,238	1,427,783
Acquisition and integration, net	3,113	3,416	343
Goodwill impairment	45,716	—	—
Restructuring and asset impairment, net	28,391	9,190	805
Total operating expenses	1,458,537	1,378,844	1,428,931

Operating earnings	53,961	106,712	68,544

Other expenses and (income)
Interest expense, net	44,827	39,887	22,791
Other, net	(1,891)	(3,300)	(1,162)
Total other expenses, net	42,936	36,587	21,629

Earnings before income taxes	11,025	70,125	46,915
Income tax expense	10,726	17,888	12,397
Net earnings	$299	$52,237	$34,518

Net earnings per basic common share	$0.01	$1.53	$0.98

Net earnings per diluted common share	$0.01	$1.50	$0.95

Weighted average shares outstanding:
Basic	33,793	34,211	35,279
Diluted	34,205	34,901	36,313

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SpartanNash Company and Subsidiaries

(In thousands)	2024	2023	2022
Net earnings	$299	$52,237	$34,518

Other comprehensive income (loss), before tax
Change in interest rate swap	2,160	(412)	—
Postretirement liability adjustment	(1,462)	(2,475)	5,875
Total other comprehensive income (loss), before tax	698	(2,887)	5,875

Income tax (expense) benefit related to items of other comprehensive income (loss)	(157)	704	(1,441)

Total other comprehensive income (loss), after tax	541	(2,183)	4,434
Comprehensive income	$840	$50,054	$38,952

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SpartanNash Company and Subsidiaries

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
(In thousands)	Outstanding	Stock	(Loss) Income	Earnings	Total
Balance at January 1, 2022	35,948	$493,783	$(1,455)	$290,541	$782,869
Net earnings	—	—	—	34,518	34,518
Other comprehensive income	—	—	4,434	—	4,434
Dividends - $0.84 per share	—	—	—	(30,031)	(30,031)
Share repurchases	(1,047)	(32,494)	—	—	(32,494)
Stock-based compensation	—	8,353	—	—	8,353
Stock warrant	—	2,158	—	—	2,158
Issuance of common stock for associate stock purchase plan	21	587	—	—	587
Issuance of restricted stock	391	—	—	—	—
Cancellations of stock-based awards	(234)	(4,326)	—	—	(4,326)
Balance at December 31, 2022	35,079	$468,061	$2,979	$295,028	$766,068
Net earnings	—	—	—	52,237	52,237
Other comprehensive loss	—	—	(2,183)	—	(2,183)
Dividends - $0.86 per share	—	—	—	(30,178)	(30,178)
Share repurchases	(765)	(18,595)	—	—	(18,595)
Stock-based compensation	—	12,221	—	—	12,221
Stock warrant	—	1,559	—	—	1,559
Issuance of common stock for associate stock purchase plan and other stock-based awards	54	1,034	—	—	1,034
Issuance of restricted stock	448	—	—	—	—
Cancellations of stock-based awards	(206)	(3,981)	—	—	(3,981)
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	299	299
Other comprehensive income	—	—	541	—	541
Dividends - $0.87 per share	—	—	—	(29,984)	(29,984)
Share repurchases	(761)	(15,049)	—	—	(15,049)
Stock-based compensation	—	10,612	—	—	10,612
Stock warrant	—	868	—	—	868
Issuance of common stock for associate stock purchase plan and other stock-based awards	68	1,220	—	—	1,220
Restricted stock units issued as common stock	15	—	—	—	—
Cancellations of stock-based awards	(180)	(3,199)	—	—	(3,199)
Balance at December 28, 2024	33,752	$454,751	$1,337	$287,402	$743,490

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SpartanNash Company and Subsidiaries

(In thousands)	2024	2023	2022
Cash flows from operating activities
Net earnings	$299	$52,237	$34,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, goodwill / asset impairment and other charges	71,749	9,089	553
Depreciation and amortization	103,412	98,639	94,180
Non-cash rent	(3,061)	(3,397)	(4,339)
LIFO expense	5,167	16,104	56,823
Postretirement benefits income	(976)	(2,316)	(890)
Deferred income taxes	4,971	8,229	1,415
Stock-based compensation expense	10,655	12,268	8,353
Stock warrant	868	1,559	2,158
(Gain) loss on disposals of assets	(284)	259	1,073
Other operating activities	1,838	1,741	2,183
Changes in operating assets and liabilities:
Accounts receivable	(25,615)	(17,228)	(38,168)
Inventories	59,845	(21,925)	(92,346)
Prepaid expenses and other assets	(11,457)	(14,913)	4,683
Accounts payable	4,973	(17,478)	28,069
Accrued payroll and benefits	(3,654)	(27,348)	16,855
Current income taxes	(7,432)	(424)	4,658
Other accrued expenses and other liabilities	(5,421)	(5,769)	(9,428)
Net cash provided by operating activities	205,877	89,327	110,350
Cash flows from investing activities
Purchases of property and equipment	(132,394)	(120,330)	(97,280)
Net proceeds from the sale of assets	7,916	4,333	36,825
Acquisitions, net of cash acquired	(117,937)	(780)	(41,429)
Loans to customers	(4,988)	(750)	—
Payments from customers on loans	1,728	1,298	1,358
Other investing activities	(1,350)	(288)	(422)
Net cash used in investing activities	(247,025)	(116,517)	(100,948)
Cash flows from financing activities
Proceeds from senior secured credit facility	1,386,883	1,359,560	1,468,649
Payments on senior secured credit facility	(1,282,127)	(1,282,948)	(1,382,409)
Proceeds from other long-term debt	—	1,000	—
Repayment of other long-term debt and finance lease liabilities	(10,502)	(8,157)	(6,849)
Share repurchases	(15,000)	(18,527)	(32,494)
Net payments related to stock-based award activities	(3,199)	(3,981)	(4,326)
Dividends paid	(29,909)	(29,660)	(29,708)
Other financing activities	(1,392)	(1,219)	(3,845)
Net cash provided by financing activities	44,754	16,068	9,018

Net increase (decrease) in cash and cash equivalents	3,606	(11,122)	18,420
Cash and cash equivalents at beginning of year	17,964	29,086	10,666
Cash and cash equivalents at end of year	$21,570	$17,964	$29,086

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

Fiscal Year: The Company’s fiscal year end is the Saturday nearest to December 31. The following discussion is as of and for the fiscal years ended December 28, 2024 ("2024" or “current year”), December 30, 2023 (“2023” or “prior year”) and December 31, 2022 (“2022”), all of which include 52 weeks. All fiscal quarters are 12 weeks, except for the Company’s first quarter, which is 16 weeks.

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

Accounts and Notes Receivable: Accounts and notes receivable are presented net of allowances for credit losses of $3.4 million and $5.8 million as of December 28, 2024 and December 30, 2023, respectively. The Company estimates losses using an expected loss model, considering both historical data and future expectations, including collection experience, expectations for current credit risks, accounts receivable payment status, the customer’s financial health, as well as the Company’s collateral and creditor position. The Company pools similar assets based on their credit risk characteristics, whereby many of its trade receivables are pooled based on certain customer or aging characteristics. After assets are pooled, an appropriate loss factor is applied based on management’s expectations. The Company also records specific reserves for credit losses in certain circumstances using a similar estimated loss model. Operating results include net bad debt (income) expense of $(0.8) million, $(0.4) million and $3.3 million for 2024, 2023 and 2022, respectively.

Accounts and notes receivable are composed of the following:

	December 28,	December 30,
(In thousands)	2024	2023
Current notes receivable	$2,941	$2,613
Customer accounts receivable	386,792	379,208
Other receivables	62,071	44,649
Allowance for credit losses	(2,917)	(4,611)
Net accounts and current notes receivable	$448,887	$421,859
Long-term notes receivable	$8,636	$7,369
Allowance for credit losses	(481)	(1,212)
Net long-term notes receivable	$8,155	$6,157

Inventory Valuation: Inventories are valued at the lower of cost or net realizable value. Approximately 88.5% and 90.4% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 28, 2024 and December 30, 2023, respectively. If replacement cost had been used, inventories would have been $159.9 million and $154.7 million higher at December 28, 2024 and December 30, 2023, respectively. The replacement cost method utilizes the most current unit purchase cost to calculate the value of inventories. During 2024, 2023 and 2022, certain inventory quantities were reduced which resulted in the liquidation of LIFO inventory carried at lower costs prevailing in prior years, the effect of which decreased the LIFO provision by $10.1 million, $4.0 million and $2.1 million in 2024, 2023 and 2022, respectively. The Company accounts for its Wholesale segment inventory using a perpetual system and utilizes the retail inventory method (“RIM”) to value inventory for center store products in the Retail segment. Under RIM, inventory is stated at cost, determined by applying a cost ratio to the retail value of inventories. Fresh, pharmacy and fuel products are accounted for at cost in the Retail segment. The Company estimates allowances for inventory shortages based on the results of recent physical counts.

Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in business combinations after amounts have been allocated to intangible assets. Goodwill is not amortized, but is reviewed for impairment as of the first day of the fourth quarter of each year, and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a discounted cash flow model and comparable market values of each reportable segment. Measuring the fair value of reporting units is a Level 3 measurement under the fair value hierarchy. See Note 8, for a discussion of fair value levels.

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

Property under finance leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining terms of the leases or the estimated useful lives of the assets. Internal use software is included in Property and equipment, net and totaled $49.4 million and $45.9 million as of December 28, 2024 and December 30, 2023, respectively.

Cloud Computing Arrangements: Implementation costs for software that is accessed in hosted cloud computing arrangements is accounted for in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other. Capitalized development costs of hosted cloud computing arrangements include configuration, installation, licenses, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, including any options to extend the hosting arrangement that the Company is reasonably certain to exercise, generally 3 to 8 years. These costs are classified in the consolidated balance sheets in “Prepaid expenses and other current assets” or “Other assets, net” based on the term of the arrangement, and the related cash flows are presented as cash outflows from operations. The net book value of these implementation costs was $28.3 million and $24.3 million, as of December 28, 2024 and December 30, 2023, respectively.

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

Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments and initial direct costs incurred, less incentives, over the lease term. In the absence of stated or implicit interest rates within lease contracts, incremental borrowing rates are estimated based on the Company’s borrowing rate as of the lease commencement date to determine the present value of lease payments. Incremental borrowing rates are determined by using the yield curve based on the Company’s creditworthiness on a collateralized basis. The Company includes option periods in the assumed lease term when it is reasonably certain that the options will be exercised. Operating lease assets and liabilities are reported discretely in the consolidated balance sheets. Finance lease assets are included in "Property and equipment, net" and finance lease liabilities are included in "Long-term debt and finance lease liabilities" within the Company’s consolidated balance sheets.

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

Reserves for Closed Properties: The Company records reserves for closed properties that are subject to long-term lease commitments based upon the lease ancillary costs from the date of closure to the end of the remaining lease term. Future cash flows are based on historical expenses, contractual lease terms and knowledge of the geographic area in which the closed site is located. These estimates are subject to multiple factors, including inflation, ability to sublease the property and other economic conditions. The reserved expenses are paid over the remaining lease terms, which range from 3 to 4 years. Subsequent adjustments to closed property reserves are made when actual exit costs differ from the original estimates. These adjustments are made for changes in estimates in the period in which the changes become known. The current portion of the future closed property obligations is included in “Other accrued expenses,” and the long-term portion is included in “Other long-term liabilities” in the consolidated balance sheets.

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

A summary of changes in the Company’s self-insurance liability is as follows:

(In thousands)	2024	2023	2022
Balance at beginning of year	$18,179	$18,157	$19,445
Expenses	62,827	63,722	64,386
Claim payments, net of employee contributions	(60,077)	(63,700)	(65,674)
Balance at end of year	$20,929	$18,179	$18,157

The current portion of the self-insurance liability was $13.0 million and $10.9 million as of December 28, 2024 and December 30, 2023, respectively, and is included in “Other accrued expenses” in the consolidated balance sheets. The long-term portion was $8.0 million and $7.3 million as of December 28, 2024 and December 30, 2023, respectively, and is included in “Other long-term liabilities” in the consolidated balance sheets.

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

Earnings per share: Earnings per share (“EPS”) is computed using the two-class method. The two-class method determines EPS for each class of common stock and participating securities according to dividends and their respective participation rights in undistributed earnings. Outstanding nonvested restricted stock incentive awards granted to retirement-eligible Associates contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. The dilutive impact of restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the diluted EPS calculations because they were anti-dilutive were 182,642, 19,765, and 2,882 for 2024, 2023, and 2022 respectively. The performance share units are not currently dilutive.

The following table sets forth the computation of basic and diluted EPS:

(In thousands, except per share amounts)	2024	2023	2022
Numerator:
Net earnings	$299	$52,237	$34,518
Adjustment for earnings attributable to participating securities	(2)	(408)	(404)
Net earnings used in calculating earnings per share	$297	$51,829	$34,114
Denominator:
Weighted average shares outstanding, including participating securities	33,793	34,211	35,279
Adjustment for participating securities	(191)	(267)	(413)
Shares used in calculating basic earnings per share	33,602	33,944	34,866
Effect of dilutive stock warrant	316	584	847
Effect of dilutive stock-based employee compensation	96	106	187
Shares used in calculating diluted earnings per share	34,014	34,634	35,900
Basic earnings per share	$0.01	$1.53	$0.98
Diluted earnings per share	$0.01	$1.50	$0.95

Stock-Based Employee Compensation: All share-based payments to Associates are generally recognized in the consolidated financial statements as compensation cost based on the fair value on the date of grant. The grant date closing price per share of SpartanNash stock is used to estimate the fair value of restricted stock awards, restricted stock units and performance stock units. The value of the portion of awards expected to vest is recognized as expense over the requisite service period. Performance stock units require the Company to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in the Company's estimates of the level of financial performance measures expected to be achieved, the related stock-based compensation expense may be significantly increased or reduced in the period that the estimate changes.

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

Shareholders’ Equity: The Company’s restated articles of incorporation provide that the Board of Directors may at any time, and from time to time, provide for the issuance of up to 10 million shares of preferred stock in one or more series, each with such designations as determined by the Board of Directors. At December 28, 2024 and December 30, 2023, there were no shares of preferred stock outstanding.

Advertising Costs: The Company’s advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $31.7 million, $33.7 million and $37.6 million in 2024, 2023 and 2022, respectively.

Interest Rate Swaps: The Company utilizes an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates applicable to its credit facility. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates. The Company has designated its interest rate swap as a cash flow hedge. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income (loss)" in the consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the consolidated statements of earnings when the hedged transactions affect earnings.

Accumulated Other Comprehensive (Loss) Income (“AOCI”): The Company reports comprehensive income, which includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains and losses that are not included in net earnings, such as postretirement liability adjustments and changes in the fair value of interest rate swaps, but rather are recorded directly to shareholders’ equity. These amounts are also presented in the consolidated statements of comprehensive income.

Adoption of New Accounting Standards and Recently Issued Accounting Standards: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 28, 2024. See Note 17 Reportable Segment Information in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 2 – Acquisitions

The Company acquired all of the outstanding shares of Metcalfe Markets, Inc. ("Metcalfe's") and Fresh Encounter Inc. ("Fresh Encounter") on May 19, 2024 and November 30, 2024, respectively. On December 9, 2024, the Company acquired certain assets and assumed certain liabilities of Markham Enterprises ("Markham"). The acquisitions were funded with proceeds from the Company’s Revolving Credit Facility. The following table provides the purchase price and the fair value of identified assets and acquired liabilities assumed at the date of acquisition:

(In thousands)	Total Acquisitions
Consideration
Cash paid at closing	$122,741
Less: Cash acquired	(4,804)
Acquisitions, net of cash acquired	117,937

Contingent consideration arrangement	3,000
Purchase price adjustments	8,395
Fair value of total consideration transferred	129,332

Identifiable assets acquired and liabilities assumed, net of cash acquired:
Accounts receivable	8,430
Inventory	36,606
Prepaid expenses	1,404
Intangible assets	32,750
Operating lease assets	78,788
Property and equipment	70,785
Other assets	259
Accounts payable	(14,968)
Accrued payroll and benefits	(5,036)
Other accrued expenses	(6,660)
Deferred income taxes	(11,933)
Operating lease liabilities	(78,788)
Other long-term liabilities	(894)
Long-term debt and finance lease liabilities	(26,002)
Total identifiable assets	84,741

Goodwill	$44,591

Note: Purchase price adjustments include non-cash settlements of prior accounts receivable balances, as well as net working capital adjustments.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition dates based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the certain acquired assets including property and equipment, intangible assets, working capital and related deferred tax liabilities. Any adjustments will be made prior to the ends of respective one-year measurement periods. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill in the consolidated balance sheet and allocated to the Retail segment. The goodwill related to the Markham acquisition is deductible for tax purposes, while the goodwill related to the Metcalfe's and Fresh Encounter acquisitions is not deductible for tax purposes.

In the fiscal year ended December 28, 2024, the Company has incurred $2.4 million of acquisition and integration costs related to these three acquisitions within the Retail segment.

Metcalfe's currently operates three stores in Wisconsin with approximately 500 employees. Metcalfe's was not previously a customer of the Company's Wholesale segment. The acquisition will expand the Company's Retail segment further into Wisconsin.

Fresh Encounter currently operates 49 stores in Ohio, Indiana and Kentucky with approximately 2,500 employees under the retail store banners Community Markets, Remke Markets, Chief Markets and Needler's Fresh Market. Prior to the acquisition, Fresh Encounter was an independent retailer and customer of the Company’s Wholesale segment. The acquisition expanded the footprint of the Company’s Retail segment into Kentucky and grew the existing footprint in Ohio and Indiana.

Markham currently operates three fuel centers/convenience stores, in addition to providing fuel distribution services, in mid-Michigan, with approximately 40 employees. Markham was not previously a customer of the Company's Wholesale segment. The acquisition will expand the footprint of the Company's Retail segment, specifically fuel centers, further into mid-Michigan.

Consistent with other corporate-owned retail stores and fuel centers, sales subsequent to the acquisition from the Wholesale segment to Metcalfe's, Fresh Encounter, and Markham are eliminated.

Note 3 – Revenue

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

The Company’s Wholesale customer base is diverse. Sales to one customer in the Wholesale segment represented 18%, 16%, and 16% of the Company's net sales for 2024, 2023 and 2022, respectively. No other single customer exceeded 10% of the Company's net sales in any of the years presented.

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

Retail Sales – The corporate-owned retail stores recognize revenue at the time the customer takes possession of the goods. While there are no formal contracts related to these sales, they are within the scope of ASC 606. Customer returns are not material. The Company does not recognize a sale when it sells gift cards and gift certificates; rather, the impact to revenue is recognized when the customer redeems the gift card or gift certificate to purchase product.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	2024
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,529,761	$1,085,202	$3,614,963
Fresh (b)	2,070,841	1,068,549	3,139,390
Non-food (c)	2,019,635	534,071	2,553,706
Fuel	—	151,077	151,077
Other	89,068	1,120	90,188
Total	$6,709,305	$2,840,019	$9,549,324
Type of customers:
Individuals	$—	$2,838,899	$2,838,899
Independent retailers (d)	2,241,678	—	2,241,678
National accounts	2,098,243	—	2,098,243
Military (e)	2,330,595	—	2,330,595
Other	38,789	1,120	39,909
Total	$6,709,305	$2,840,019	$9,549,324

	2023
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,678,297	$1,081,840	$3,760,137
Fresh (b)	2,153,564	1,048,759	3,202,323
Non-food (c)	1,985,816	512,679	2,498,495
Fuel	—	165,684	165,684
Other	101,540	1,040	102,580
Total	$6,919,217	$2,810,002	$9,729,219
Type of customers:
Individuals	$—	$2,808,962	$2,808,962
Independent retailers (d)	2,377,036	—	2,377,036
National accounts	2,218,003	—	2,218,003
Military (e)	2,277,966	—	2,277,966
Other	46,212	1,040	47,252
Total	$6,919,217	$2,810,002	$9,729,219

	2022
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$2,671,666	$1,073,765	$3,745,431
Fresh (b)	2,171,906	1,068,240	3,240,146
Non-food (c)	1,888,318	452,557	2,340,875
Fuel	—	202,256	202,256
Other	113,346	1,046	114,392
Total	$6,845,236	$2,797,864	$9,643,100
Type of customers:
Individuals	$—	$2,796,858	$2,796,858
Independent retailers (d)	2,363,597	—	2,363,597
National accounts	2,311,114	—	2,311,114
Military (e)	2,115,353	—	2,115,353
Other	55,172	1,006	56,178
Total	$6,845,236	$2,797,864	$9,643,100

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

For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer, and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in "Other assets, net" within the consolidated balance sheets.

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

In the ordinary course of business, the Company also subleases and assigns certain leases to third parties. As of December 28, 2024, the Company estimates the present value of its maximum potential obligations for subleases and assigned leases to be approximately $1.6 million and $5.2 million, respectively.

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

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at January 1, 2022	$4,414	$731	$5,145
Changes in credit loss estimates	2,539	217	2,756
Write-offs charged against the allowance	(855)	—	(855)
Balance at December 31, 2022	$6,098	$948	$7,046
Changes in credit loss estimates	(929)	264	(665)
Write-offs charged against the allowance	(558)	—	(558)
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	(1,406)	(381)	(1,787)
Write-offs charged against the allowance	(288)	(350)	(638)
Balance at December 28, 2024	$2,917	$481	$3,398

During 2024, 2023 and 2022, the Company recognized bad debt expense of $1.0 million, $0.3 million and $1.1 million, respectively, related to direct write-offs of uncollectable amounts.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 28,	December 30,
(In thousands)	2024	2023
Land and improvements	$91,791	$91,031
Buildings and improvements	740,988	646,707
Equipment	920,989	799,721
Construction in progress	42,470	59,295
Total property and equipment	1,796,238	1,596,754
Less accumulated depreciation and amortization	1,016,254	947,683
Property and equipment, net	$779,984	$649,071

Depreciation expense was $70.5 million, $68.0 million and $66.7 million in 2024, 2023 and 2022 respectively.

Note 5 – Goodwill and Other Intangible Assets

The Company has two reporting units, Wholesale and Retail. Changes in the carrying amount of goodwill were as follows:

(In thousands)	Wholesale	Retail	Total
Balance at December 31, 2022 and December 30, 2023	$181,035	$1,125	$182,160
Acquisitions (Note 2)	—	44,591	44,591
Impairment	—	(45,716)	(45,716)
Balance at December 28, 2024	$181,035	$—	$181,035

The Company reviews goodwill and other intangible assets for impairment annually, as of the first day of the fourth quarter of each year, and more frequently if circumstances indicate impairment is more likely than not to have occurred. Testing goodwill and other intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization. These represent Level 3 valuation inputs under the ASC 820 fair value hierarchy, as further described in Note 8, Fair Value Measurements.

During the Company's 2024 annual impairment review within the Wholesale and Retail reporting units, projected cash flows were discounted under the income approach based on a weighted average cost of capital ("WACC") of 9.0% and 8.4%, respectively. The WACC rates were developed from adjusted market-based and company specific factors, current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns. The development of the WACC rates requires estimates of an equity rate of return and a debt rate of return, which are specific to the respective industries in which the Wholesale and Retail reporting units operate. The Company benchmarks the calculated fair value resulting from the income approach against market comparisons using the guideline public company method.

The Company concluded that the fair value of the Wholesale reporting unit was substantially in excess of its carrying value in the annual impairment review.

During 2024, cash flow trends within the Retail reporting unit were steadily and negatively impacted by an increasingly competitive grocery retail environment. These competitive factors have led to increased pressure on pricing and promotions that have had an adverse impact, and are anticipated to continue to have an adverse impact, on volume, gross profit rates and other costs within the Retail reporting unit. Based on the Company’s annual impairment analysis, which contemplates the effects of these industry challenges, it was determined that the carrying value of the Retail reporting unit exceeded its fair value. Therefore, the Company concluded that a goodwill impairment existed as of the annual testing date.

Following the annual testing date, the Company entered into two businesses combinations which contributed additional goodwill to the Retail reporting unit. As there was not a change in the underlying environmental factors of the industry, nor the assessed impact on the Retail reporting unit, management concluded that circumstances were present that indicated a goodwill impairment was more likely than not to be present.

The Company, therefore, performed an additional goodwill impairment test during the fourth quarter and concluded that the Retail reporting unit carrying value, inclusive of newly acquired goodwill, again exceeded its fair value. As a result, the goodwill associated with the fourth quarter business combinations was also impaired. In total, the Company recorded goodwill impairment charges of $45.7 million in the Retail reporting unit.

The following table reflects the components of amortized intangible assets, included in “Intangible assets, net” on the consolidated balance sheets:

	December 28, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Non-compete agreements	$25	$10	$3,545	$3,190
Pharmacy customer prescription lists	3,869	3,376	3,869	2,853
Customer relationships	57,937	29,808	57,937	26,146
Franchise fees	1,419	767	1,209	661
Total	$63,250	$33,961	$66,560	$32,850

The weighted average amortization periods for amortizable intangible assets as of December 28, 2024 are as follows:

Non-compete agreements	1.0 years
Pharmacy customer prescription lists	8.1 years
Customer relationships	16.4 years
Franchise fees	10.0 years

Amortization expense for intangible assets was $4.7 million, $4.9 million and $5.0 million for 2024, 2023 and 2022, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In thousands)	2025	2026	2027	2028	2029
Amortization expense	$4,292	$3,762	$3,740	$3,731	$3,716

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. Indefinite lived intangible assets are tested for impairment at least annually, and as needed if an indicator of potential impairment exists. A qualitative assessment was performed to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the indefinite lived intangible asset, then a quantitative assessment is performed. Indefinite lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 8. The fair value of indefinite lived intangible assets is determined by estimating the amount and timing of net future cash flows generated from the use of the asset, generally using estimated revenue growth rates and profitability rates and, in the case of the relief-from-royalty methodology, royalty rates. Future cash flows are discounted based on the WACC of the reporting unit in which the asset resides, determined using current interest rates, equity risk premiums, and other market-based expectations regarding expected investment returns, as well as estimates of industry-specific equity and debt rates of return. During the second quarter and fourth quarters of 2024, the Company recognized impairment charges of $6.1 million and $6.7 million, respectively, related to two trade names based on changes in the assumptions supporting fair value. Changes in the carrying amount of indefinite-lived intangible assets were as follows:

Indefinite-lived
(In thousands)	Intangible Assets
Balance at December 31, 2022 and December 30, 2023	$67,826
Additions	672
Acquisitions (Note 2)	32,750
Impairment	(12,716)
Balance at December 28, 2024	$88,532

Note 6 – Restructuring, Asset Impairment and Other Charges

The following table provides the activity of reserves for closed properties for 2024, 2023 and 2022. Reserves for closed properties recorded in the consolidated balance sheets are included in “Other accrued expenses” in Current liabilities and “Other long-term liabilities” in Long-term liabilities based on when the obligations are expected to be paid.

	Lease and
(In thousands)	Ancillary Costs	Severance	Total
Balance at January 1, 2022	$3,124	$—	$3,124
Provision for closing charges	1,837	—	1,837
Provision for severance	—	9	9
Lease termination adjustments	(86)	—	(86)
Changes in estimates	28	—	28
Accretion expense	67	—	67
Payments	(993)	(9)	(1,002)
Balance at December 31, 2022	3,977	—	3,977
Provision for severance	—	21	21
Changes in estimates	(258)	—	(258)
Accretion expense	102	—	102
Payments	(844)	(21)	(865)
Balance at December 30, 2023	2,977	—	2,977
Provision for closing charges	5,356	—	5,356
Provision for severance	—	405	405
Lease termination adjustments	(1,489)	—	(1,489)
Changes in estimates	(142)	—	(142)
Accretion expense	129	—	129
Payments	(788)	(394)	(1,182)
Balance at December 28, 2024	$6,043	$11	$6,054

Included in the liability are lease-related ancillary costs from the date of site closure to the end of the remaining lease term.

Restructuring, asset impairment and other charges included in the consolidated statements of earnings consisted of the following:

(In thousands)	2024	2023	2022
Asset impairment charges (a)	$20,920	$11,749	$5,086
Provision for closing charges	5,356	—	1,837
Loss (gain) on sales of assets related to closed facilities (b)	1,554	(2,614)	(6,324)
Provision for severance	405	21	9
Other costs associated with site closures (c)	2,536	584	271
Lease termination adjustments (d)	(2,238)	—	(102)
Changes in estimates	(142)	(550)	28
Total	$28,391	$9,190	$805
(a)
Asset impairment charges in the current year include impairments of indefinite-lived trade names and long-lived assets within both the Wholesale and Retail segments as a result of changes in the competitive environment. Asset impairment charges of $8.0 million were incurred in 2023 within the Wholesale segment related to the Company's continued supply chain network optimization in response to customer demand changes. Additional charges in the prior year were incurred related to two store closures in the Retail segment and impairment losses related to a distribution location that sustained storm damage in the Wholesale segment. In 2022, charges were incurred primarily in the Retail segment and relate to restructuring of the Retail segment's e-commerce delivery model and a store closure.
(b)
Loss on sales of assets in the current year primarily relate to the sales of real and personal property of previously closed locations within both the Wholesale and Retail segments. In 2023, gain on sales of assets primarily relate to the sale of a store within the Retail segment. Gain on sales of assets in 2022 primarily relate to the sales of real property of previously closed locations within both the Wholesale and Retail segments.
(c)
Other costs activity in the current year primarily relates to restructuring activity within the Wholesale segment, including the closure of a distribution center. In 2023, activity primarily relates to Retail store closings. In 2022, activity primarily relates to restructuring activity within the Wholesale segment and Retail store closings.
(d)
Lease termination adjustments in the current year relate to the gains recognized to terminate lease agreements, which included the write-off of lease liabilities totaling $0.6 million and the write-off of lease ancillary costs included in the reserve for closed properties totaling $1.5 million.

During the second quarter, the Company evaluated an indefinite-lived trade name within the Retail segment for potential impairment. The indefinite-lived trade name with a book value of $23.7 million was measured at a fair value of $17.6 million, resulting in an impairment charge of $6.1 million. During the fourth quarter, the Company evaluated an indefinite-lived trade name within the Wholesale segment for potential impairment. The indefinite-lived trade name with a book value of $12.9 million was measured at a fair value of $6.2 million, resulting in an impairment charge of $6.7 million. Indefinite-lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 8. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8. In the current year, long-lived assets with a book value of $8.9 million were measured at a fair value of $0.7 million, resulting in impairment charges of $8.2 million. In the prior year, long-lived assets with a book value of $20.6 million were measured at a fair value of $8.9 million, resulting in impairment charges of $11.7 million. In 2022, long-lived assets with a book value of $5.2 million were measured at a fair value of $0.1 million, resulting in impairment charges of $5.1 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, consultations with real estate brokers.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	December 28,	December 30,
(In thousands)	2024	2023
Senior secured revolving credit facility, due November 2027	$627,247	$522,492
Finance lease liabilities (Note 11)	125,778	74,639
Other, 3.71% - 4.36%, due 2026 - 2033	4,120	4,743
Total debt - Principal	757,145	601,874
Unamortized debt issuance costs	(3,338)	(4,394)
Total debt	753,807	597,480
Less current portion	12,838	8,813
Total long-term debt and finance lease liabilities	$740,969	$588,667

The Company's Amended and Restated Loan and Security Agreement (the "Credit Agreement") provides for a Tranche A revolving loan of up to $1.17 billion and a Tranche A-1 revolving loan with $40 million of capacity. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s personal and real property. The Company may repay all loans in whole or in part at any time without penalty.

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

Borrowings under the credit facility bear interest at the Company’s option as either SOFR loans or Base Rate loans, subject to a grid based upon Excess Availability. The interest rate terms for each of the aforementioned tranches are as follows:

Credit	Outstanding as of
Facility	December 28, 2024
Tranche	(In thousands)	SOFR Rate	Base Rate
Tranche A	$591,400	SOFR plus 1.25% to 1.50%	Greater of:	(i) the Federal Funds Rate plus 0.75% to 1.00%
				(ii) the SOFR Rate plus 1.25% to 1.50%
				(iii) the prime rate plus 0.25% to 0.50%
Tranche A-1	$35,847	SOFR plus 2.25% to 2.50%	Greater of:	(i) the Federal Funds Rate plus 1.75% to 2.00%
				(ii) the SOFR Rate plus 2.25% to 2.50%
				(iii) the prime rate plus 1.25% to 1.50%

The Company also incurs an unused line of credit fee on the unused portion of the loan commitments at a rate of 0.25%.

The Credit Agreement requires that the Company maintain Excess Availability of 10% of the borrowing base, as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of December 28, 2024 and had Excess Availability after the 10% requirement of $339.3 million and $483.2 million at December 28, 2024 and December 30, 2023, respectively. The Credit Agreement provides for the issuance of letters of credit, of which $17.9 million and $17.7 million were outstanding as of December 28, 2024 and December 30, 2023, respectively.

The weighted average interest rate for all borrowings, including loan fee amortization, was 7.03% for 2024. Refer to Note 9 for further information on the interest rate swap.

At December 28, 2024, aggregate annual maturities and scheduled payments of long-term debt are as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Total borrowings	$12,838	$14,730	$639,451	$12,273	$12,142	$65,711	$757,145

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill and other intangible assets, and long-lived asset impairment charges, refer to Note 5 and Note 6. At December 28, 2024 and December 30, 2023, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

	December 28,	December 30,
(In thousands)	2024	2023
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$12,838	$8,813
Long-term debt and finance lease liabilities	744,307	593,061
Total book value of debt instruments	757,145	601,874
Fair value of debt instruments, excluding debt financing costs	755,063	603,117
(Deficit) excess of fair value over book value	$(2,082)	$1,243

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

The Company's interest rate swap agreement is considered a Level 2 instrument. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates, which are considered Level 2 inputs. The location and the fair value of the interest rate swap agreement in the consolidated balance sheets is disclosed in Note 9.

Note 9 – Derivatives

Hedging of Interest Rate Risk

During the first quarter of 2023, the Company entered into an interest rate swap contract to mitigate its exposure to changes in variable interest rates. The Company's interest rate swap is designated as a cash flow hedge as of both the effective date, March 17, 2023, and continues to be designated as a cash flow hedge. The interest rate swap is reflected at its fair value in the consolidated balance sheets. Refer to Note 8 for further information on the fair value of the interest rate swap.

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

The location and the fair value of the interest rate swap in the consolidated balance sheets is as follows:

		Derivative Fair Value
(In thousands)	Consolidated Balance Sheets Location	December 28, 2024	December 30, 2023
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$808	$1,721
Interest rate swap	Other assets, net	1,053	—
Interest rate swap	Other long-term liabilities	—	1,914
Interest rate swap	Accumulated other comprehensive income	1,337	(316)

The location and amount of gains or losses recognized in the consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	52 Weeks Ended
(In thousands)	December 28, 2024	December 30, 2023
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$44,827	$39,887
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	2,311	1,832

Note 10 – Commitments and Contingencies

The Company continuously evaluates its exposure to loss contingencies, including those related to routine legal proceedings to which the Company is a party and which are incidental to its business, based upon the best available information. Although assessing and predicting the outcome and impact related to loss contingencies involves substantial uncertainties, the Company believes that its allowances for loss have been disclosed to the extent necessary, that its assessment of contingencies is reasonable and that their outcome will not result in a material adverse effect on the Company’s consolidated financial position, operating results or liquidity. Any material variations in or adjustments to the Company's loss contingency estimates will be reported when known.

The Company subleases property at certain locations and, for 2024, 2023 and 2022, received rental income of $3.4 million, $3.8 million and $3.9 million, respectively, related to such subleases. In the event of any sublessee default, the Company would be responsible for fulfilling these lease obligations. Future payment obligations under these leases are disclosed in Note 11. Contingencies related to credit risk and collectability are disclosed in Note 3.

Unions represent approximately 9% of SpartanNash’s Associates. These Associates are covered by collective bargaining agreements (“CBAs”). The Company facilities covered by CBAs, the unions representing the covered Associates and the expiration dates for each existing CBA are provided in the following table:

Company Locations	Union Locals	Expiration Dates
Wholesale:
Norfolk, Virginia	IBT 822	April 2025
Columbus, Georgia	IBT 528	September 2025
Grand Rapids, Michigan	IBT 406	April 2026
Lima, Ohio Warehouse	IBT 908	January 2030
Lima, Ohio Drivers	IBT 908	January 2030
Bellefontaine, Ohio GTL Truck Lines, Inc.	IBT 908	February 2030
Bellefontaine, Ohio General Merchandise Service Division	IBT 908	February 2030
Retail:
Northwest Ohio	UFCW 75	January 2028
Findlay, Ohio	UFCW 75	March 2029
Hillsboro, Ohio	UFCW 1059	August 2029
Tosa, Wisconsin	UFCW 1473	August 2029
Hilldale, Wisconsin	UFCW 1473	August 2029

The Company contributes to the Central States Southeast and Southwest Pension Fund (the “Central States Plan” or the “Plan”), a multi-employer pension plan, in accordance with provisions in place in CBAs covering its supply chain operations in Bellefontaine and Lima, Ohio and Grand Rapids, Michigan. This Plan provides retirement benefits to participants based on their service to contributing employers. The benefits to participants under the Plan are paid from assets held in trust for that purpose. An equal number of Trustees are appointed by a combination of contributing employers and the applicable union(s); however, no representative of SpartanNash is currently serving as a trustee of the Plan. The trustees are responsible for determining the level of benefits to be provided to participants, as well as for such matters as the investment of the assets held in trust and the overall administration of the Plan. The Central States Plan implemented a rehabilitation plan on March 25, 2008.

The Company's contributions to the Central States Plan are established by each applicable CBA and vary by location. However, required contributions may increase based on the funded status of the Plan and certain legal requirements. On January 12, 2023, the Central States Plan received approximately $35.8 billion in Special Financial Assistance (the "SFA") from the Pension Benefit Guaranty Corporation, inclusive of interest, which was granted to alleviate the risk of insolvency of the Plan. On March 29, 2024, in accordance with the Pension Protection Act ("PPA"), the Plan's actuary certified that the Plan was considered to be in "critical" zone status for the plan year beginning January 1, 2024. In light of the receipt of the SFA, the Central States Plan has represented that the Plan is expected to be funded well into the future. Despite the expectations of the Plan, the Company views the Plan's solvency as an ongoing risk factor.

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

Based on the most recent information available to the Company, management believes that the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Management is not aware of any significant change in funding levels in the Plan since December 28, 2024. Due to uncertainty regarding future factors that could trigger a withdrawal liability or increase the funding obligations of the Plan borne by the Company, as well as the absence of specific information regarding matters such as the Plan’s current financial situation, we are unable to determine with certainty the current amount of the Plan’s funding, SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan and/or the Company's potential exposure to increased funding obligations in the event of one or more participating employers withdrawing from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 11 – Leases

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

The components of lease cost were as follows:

(In thousands)	2024	2023	2022
Operating lease cost	$56,704	$55,807	$57,876
Short-term lease cost	8,965	8,367	7,576
Finance lease cost
Amortization of assets	10,281	8,244	6,134
Interest on lease liabilities	5,417	4,454	3,369
Variable rent	217	348	236
Sublease income	(3,428)	(3,845)	(3,907)
Total net lease cost	$78,156	$73,375	$71,284

Supplemental balance sheet information related to leases was as follows:

	December 28,	December 30,
(In thousands)	2024	2023
Operating leases:
Operating lease assets	$327,211	$242,146

Current portion of operating lease liabilities	$49,562	$41,979
Noncurrent operating lease liabilities	305,051	226,118
Total operating lease liabilities	$354,613	$268,097
Finance leases:
Property and equipment, at cost	$152,043	$92,598
Accumulated amortization	(34,589)	(25,472)
Property and equipment, net	$117,454	$67,126

Current portion of finance lease liabilities	$12,141	$7,739
Noncurrent finance lease liabilities	113,637	66,900
Total finance lease liabilities	$125,778	$74,639

Weighted average remaining lease term (in years):
Operating leases	8.8	7.6
Finance leases	9.8	9.0

Weighted average discount rate:
Operating leases	6.2%	5.9%
Finance leases	6.5%	6.8%

Supplemental cash flow and other information related to leases was as follows:

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$58,828	$58,251	$61,103
Operating cash flows used for finance leases	5,413	4,450	3,372
Financing cash flows used for finance leases	8,787	6,897	6,045

Lease assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$131,035	$39,018	$23,027
Total finance lease liabilities	60,567	17,833	21,032

The Company’s total future lease commitments under operating and finance leases in effect at December 28, 2024 are as follows:

	Operating	Finance
(In thousands)	Leases	Leases	Total
2025	$69,639	$19,887	$89,526
2026	64,012	19,109	83,121
2027	57,479	18,113	75,592
2028	48,632	17,529	66,161
2029	40,269	16,573	56,842
Thereafter	186,836	79,073	265,909
Total	466,867	170,284	637,151
Less interest	112,254	44,506	156,760
Present value of lease liabilities	354,613	125,778	480,391
Less current portion	49,562	12,141	61,703
Long-term lease liabilities	$305,051	$113,637	$418,688

Certain retail store facilities, either owned or obtained through leasing arrangements, are leased to others. A majority of the leases provide for minimum rent obligations and contain renewal options. Certain of the leases contain escalation clauses and contingent rentals based upon stipulated sales volumes.

Owned assets, included in property and equipment, which are leased to others are as follows:

	December 28,	December 30,
(In thousands)	2024	2023
Land and improvements	$6,373	$7,147
Buildings	26,659	27,227
Owned assets leased to others	33,032	34,374
Less accumulated amortization and depreciation	12,816	12,369
Net owned assets leased to others	$20,216	$22,005

Future minimum rentals to be received under leases in effect at December 28, 2024 are as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Owned property	$5,022	$5,015	$4,821	$4,717	$3,181	$12,029	$34,785
Leased property	2,886	2,124	1,533	866	656	457	8,522
Total	$7,908	$7,139	$6,354	$5,583	$3,837	$12,486	$43,307

Note 12 – Associate Retirement Plans

The Company provides salary deferral defined contribution plans to substantially all of the Company’s Associates not covered by CBAs. Associates covered by CBAs at the Company’s Columbus, Georgia; and Norfolk, Virginia; facilities all participate in a defined contribution plan; the remaining Associates covered under CBAs participate in a multi-employer pension plan.

Defined Contribution Plans

Expense for employer matching contributions made to defined contribution plans totaled $11.9 million, $12.0 million and $12.0 million in 2024, 2023 and 2022, respectively.

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

Postretirement Medical Plans

SpartanNash Company and certain subsidiaries provide healthcare benefits to retired Associates under the SpartanNash Company Retiree Medical Plan (the “Retiree Medical Plan” or "Plan"). Former Spartan Stores, Inc. Associates hired prior to January 1, 2002 who were not covered by CBAs during their employment, who have at least 10 years of service and have attained age 55 upon retirement qualify as “covered associates.” Effective June 30, 2022, the Company has amended the Retiree Medical Plan. In connection with the amendment, the Company would make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which was amortized to net periodic postretirement benefit income over the remaining period until the final payment was made on June 28, 2024.

On June 28, 2024, the Company made the final lump sum payment of $1.3 million to all remaining active or retired participants, which constituted a final settlement of the Plan. On July 1, 2023, the Company made a lump sum payment to retired participants totaling $1.3 million, which constituted a partial settlement of the Plan. The payments resulted in the recognition within net periodic postretirement expense of $0.1 million and $0.3 million on June 28, 2024 and July 1, 2023, respectively, related to the net actuarial loss within AOCI.

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

	Retiree Medical Plan
	December 28,	December 30,
(In thousands, except percentages)	2024	2023
Funded Status
Projected/Accumulated benefit obligation:
Balance at beginning of year	$1,236	$2,412
Interest cost	17	85
Actuarial loss	12	23
Benefits paid	(1,265)	(1,284)
Balance at end of year	$—	$1,236

Fair value of plan assets:
Balance at beginning of year	$—	$—
Company contributions	1,265	1,284
Benefits paid	(1,265)	(1,284)
Balance at end of year	$—	$—
Unfunded status	$—	$(1,236)

Components of net amount recognized in consolidated balance sheets:
Current liabilities	$—	$(1,236)
Net liability	$—	$(1,236)

Amounts recognized in AOCI:
Net actuarial loss	$—	$217
Prior service credit	—	(1,653)
Accumulated other comprehensive income	$—	$(1,436)

Weighted average assumptions at measurement date:
Discount rate	N/A	5.65%
Ultimate health care cost trend rate	N/A	N/A

	Retiree Medical Plan
(In thousands, except percentages)	2024	2023	2022
Components of net periodic benefit income:
Service cost	$—	$—	$76
Interest cost	17	85	185
Amortization of prior service credit	(1,653)	(3,307)	(1,653)
Recognized actuarial net loss	94	249	200
Net periodic benefit income	$(1,542)	$(2,973)	$(1,192)
Settlement expense	135	299	740
Total net periodic benefit income	$(1,407)	$(2,674)	$(452)

Weighted average assumptions used to determine net periodic benefit income:
Discount rate	5.65%	5.62%	2.90%

Multi-Employer Health and Welfare Plans

In addition to the plans described above, the Company participates in the Michigan Conference of Teamsters and Ohio Conference of Teamsters Health and Welfare plans. The Company contributes to these multi-employer health and welfare plans under the terms contained in existing CBAs, including the requisite contribution amounts set forth within such CBAs. The health and welfare plans provide medical, dental, pharmacy, vision, and other ancillary benefits to active Associates and retirees, as determined under the terms of the plan. Although the plans may provide certain benefits to retired employees, the Company’s only contribution obligation is to make contributions in amounts tied to the hours worked by its active employees. As a result, the plan does not constitute a postretirement benefit plan of the Company. Because the plans aggregate contributions from multiple employers, the Company is unable to determine how much of its contributions are allocated to benefits paid to its active employees and those, if any, that are allocated to benefits paid to other employer’s active employees and/or postretirement benefits. These types of plans often have a significant surplus of funds held in reserve in excess of claims incurred, and there is no potential withdrawal liability related to the Company’s participation in the plans. With respect to the Company’s participation in these plans, expense is recognized as contributions are made. The Company contributed $15.9 million, $17.0 million and $13.4 million to these plans in 2024, 2023 and 2022, respectively.

Multi-Employer Pension Plan

The Company also contributes to the Central States Plan, a multi-employer plan defined previously, under the terms of CBAs that cover its union-represented Associates, including the requisite contribution amounts set forth within such CBAs. The Company is party to five CBAs that require contributions to the Central States Plan with expiration dates ranging from April 2026 to February 2030. These CBAs cover warehouse personnel and drivers in Grand Rapids, Michigan and Bellefontaine and Lima, Ohio. With respect to the Company’s participation in the Central States Plan (EIN 36-60442343 / Pension Plan Number 001), expense is recognized as contributions are made to the Central States Plan. The Company contributed $13.5 million, $13.1 million and $12.3 million to the Central States Plan in 2024, 2023 and 2022, respectively. The contributions made by the Company represent less than five percent of the Plan’s total contributions in 2024.

Refer to Note 10, for further information regarding the Company’s participation in the Central States Plan. As of the date the consolidated financial statements were issued, an annual report for the Central States Plan on IRS Form 5500 was not publicly available for the plan year ended December 31, 2024.

Note 13 – Accumulated Other Comprehensive Income or Loss ("AOCI")

AOCI represents the cumulative balance of other comprehensive income, net of tax, as of the end of the reporting period. For the Company, the activity relates to postretirement benefit plans and an interest rate swap, including those described in Notes 12 and 9, respectively.

Changes in AOCI are as follows:

(In thousands)	2024	2023	2022
Postretirement benefit plans:
Balance at beginning of the year, net of tax	$1,112	$2,979	$(1,455)
Other comprehensive income before reclassifications	—	203	6,576
Income tax expense	—	(51)	(1,614)
Other comprehensive income, net of tax, before reclassifications	—	152	4,962
Reclassification into net earnings (a)	(1,462)	(2,677)	(701)
Income tax benefit (b)	350	658	173
Amounts reclassified out of AOCI, net of tax	(1,112)	(2,019)	(528)
Other comprehensive (loss) income, net of tax	(1,112)	(1,867)	4,434
Balance at end of the year, net of tax	$—	$1,112	$2,979
Interest rate swap:
Balance at beginning of the year, net of tax	$(316)	$—	$—
Other comprehensive income before reclassifications	4,471	1,419	—
Income tax expense	(1,051)	(332)	—
Other comprehensive income, net of tax, before reclassifications	3,420	1,087	—
Reclassification into net earnings (c)	(2,311)	(1,832)	—
Income tax benefit (b)	544	429	—
Amounts reclassified out of AOCI, net of tax	(1,767)	(1,403)	—
Other comprehensive income (loss), net of tax	1,653	(316)	—
Balance at end of the year, net of tax	$1,337	$(316)	$—

Total accumulated other comprehensive income	$1,337	$796	$2,979
(a)
Reclassified from AOCI into Other, net, or Selling, general and administrative expense. Amounts include amortization of net actuarial loss, amortization of prior service credit, and settlement expense totaling $0.1 million, $0.4 million and $0.7 million in 2024, 2023 and 2022, respectively.
(b)
Reclassified from AOCI into Income tax expense (benefit).
(c)
Reclassified from AOCI into Interest expense.

Note 14 – Income Tax

The income tax provision for continuing operations is made up of the following components:

(In thousands)	2024	2023	2022
Current income tax expense:
Federal	$4,027	$6,698	$8,585
State	1,728	2,961	2,397
Total current income tax expense	5,755	9,659	10,982
Deferred income tax expense:
Federal	4,414	6,546	46
State	557	1,683	1,369
Total deferred income tax expense	4,971	8,229	1,415
Total income tax expense	$10,726	$17,888	$12,397

A reconciliation of the statutory federal rate to the effective rate is as follows:

	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Non-deductible goodwill impairment	49.4	—	—
State taxes, net of federal income tax benefit	17.1	5.3	6.7
Non-deductible expenses	21.4	3.4	5.5
Stock compensation	0.7	(0.9)	(2.8)
Change in tax contingencies	(0.6)	(1.3)	(0.1)
Charitable product donations	(1.1)	(0.2)	(0.3)
Contingent consideration	(4.1)	—	—
Other, net	(2.0)	(0.3)	0.1
Tax credits	(4.5)	(1.5)	(3.7)
Effective income tax rate	97.3%	25.5%	26.4%

The increase in the effective tax rate in 2024 was driven primarily by the impact of the goodwill impairment within the Retail reporting unit. This included the impact of non-deductible goodwill impairment, as well as included the effect of lower pre-tax earnings which increased the rate of state taxes and other non-deductible expenses.

Deferred tax assets and liabilities resulting from temporary differences as of December 28, 2024 and December 30, 2023 are as follows:

	December 28,	December 30,
(In thousands)	2024	2023
Deferred tax assets:
Employee benefits	$20,991	$21,074
Accrued workers' compensation	1,949	2,082
Allowance for credit losses	856	1,500
Restructuring	192	601
Deferred revenue	1,236	987
Lease liabilities	116,234	82,970
Accrued insurance	1,798	1,045
State net operating loss carryforwards (a)	5,533	5,507
All other	6,930	8,569
Total deferred tax assets	155,719	124,335
Valuation allowances	(419)	(399)
Net deferred tax assets	155,300	123,936

Deferred tax liabilities:
Property and equipment	57,977	49,038
Lease assets	107,277	74,472
Inventory	36,343	31,618
Goodwill	32,511	36,936
Intangible assets	8,571	2,200
All other	3,631	3,576
Total deferred tax liabilities	246,310	197,840
Net deferred tax liability	$91,010	$73,904
(a)
As of December 28, 2024, the Company’s state net operating loss carryforwards in various taxing jurisdictions expire in tax years 2025 through 2044 if not utilized.

The Company does not have material unrecognized tax positions in either 2024 or 2023. All remaining unrecognized tax benefits are set to expire prior to January 3, 2026. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

SpartanNash or its subsidiaries file income tax returns with federal, state and local tax authorities within the United States. With few exceptions, SpartanNash is no longer subject to examinations by U.S. federal tax authorities for fiscal years before the year ended January 1, 2022, and state or local tax authorities for fiscal years before the year ended January 2, 2021.

Note 15 – Share-Based Payments

Stock-Based Employee Awards

The Company previously sponsored a shareholder-approved stock incentive plan (the “2020 Plan”) and on May 22, 2024, the Company's shareholders approved a new stock incentive plan (the "2024 Plan"), which replaced the 2020 Plan. The 2024 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, dividend equivalent rights, and other stock-based and stock-related awards to directors, employees, or contractors of the Company, as determined by the Compensation Committee of the Board of Directors. Holders of restricted stock and stock awards issued under the 2024 Plan are entitled to participate in dividends, payable upon the vesting of the underlying awards. The 2024 Plan provided for 2,144,000 shares, and as of December 28, 2024, a total of 1,727,207 shares remained unissued under the 2024 Plan. In the event of a "Change in Control", as defined by the Plan, all outstanding unvested shares of restricted stock vest immediately, while outstanding unvested shares of performance share units vest immediately on a pro-rata basis.

Restricted Stock

Restricted stock awards and restricted stock units granted to Associates vest ratably over a three-year service period and over one year for grants to members of the Board of Directors. Awards and units are subject to forfeiture and certain transfer restrictions prior to vesting. Compensation expense, representing the fair value of the stock at the measurement date of the award, is recognized over the required service period.

The following table summarizes restricted stock activity for 2024, 2023 and 2022:

	Restricted	Weighted Average	Restricted	Weighted Average
	Stock	Grant-Date	Stock	Grant-Date
	Awards	Fair Value	Units	Fair Value
Outstanding and nonvested at January 1, 2022	1,031,837	$17.56	—	$—
Granted	391,334	28.63	—	—
Vested	(470,145)	17.92	—	—
Forfeited	(89,963)	20.71	—	—
Outstanding and nonvested at December 31, 2022	863,063	22.05	—	—
Granted	447,910	26.95	—	—
Vested	(432,549)	21.16	—	—
Forfeited	(58,967)	25.96	—	—
Outstanding and nonvested at December 30, 2023	819,457	24.92	—	—
Granted	—	—	610,842	20.28
Vested	(468,785)	23.14	(15,490)	20.41
Forfeited	(25,444)	27.15	(31,881)	20.41
Outstanding and nonvested at December 28, 2024	325,228	$27.32	563,471	$20.27

The total intrinsic value of restricted stock award shares vested was $9.7 million, $11.7 million and $14.3 million in 2024, 2023 and 2022, respectively. The total intrinsic value of restricted stock units vested was $0.3 million in 2024. As of December 28, 2024, total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units granted under the Company's stock incentive plans is $3.1 million and $6.4 million, respectively, and is expected to be recognized over a weighted average period of 1.0 years and 2.1 years, respectively.

Performance Share Units

Performance share units were awarded to certain officers and key Associates in 2024 and 2023. The vesting of these awards is contingent upon meeting certain performance metrics over a three year period, which include adjusted EPS and return on invested capital for the 2023 awards and adjusted EPS and net sales for the 2024 grants. The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement, based on the achievement against the performance metrics. Stock-based compensation expense is recorded over the performance period and is reevaluated at each reporting date based on the probability of the achievement of the performance metrics. The fair value of performance shares is based on the Company’s stock price on the date of grant. Performance share unit awards have a three-year cliff vest, subject to achievement of the performance metrics. Awards are subject to forfeiture and certain transfer restrictions prior to vesting.

The following table summarizes performance share unit activity for 2024 and 2023:

	Performance	Weighted Average
	Share	Grant-Date
	Units	Fair Value
Outstanding and nonvested at December 31, 2022	—	$—
Granted	299,840	27.01
Forfeited	(9,530)	27.24
Outstanding and nonvested at December 30, 2023	290,310	$27.00
Granted	422,786	20.56
Forfeited	(34,531)	23.24
Outstanding and nonvested at December 28, 2024	678,565	$23.18

As of December 28, 2024, total unrecognized compensation cost related to nonvested performance share unit awards granted under the Company's stock incentive plans is $6.4 million and is expected to be recognized over a weighted average period of 2.0 years.

Stock-Based Compensation Expense

Stock-based compensation expense recognized and included in “Selling, general and administrative expenses” in the consolidated statements of earnings, and related tax benefits were as follows:

(In thousands)	2024	2023	2022
Restricted stock award expense	$5,418	$10,220	$8,308
Restricted stock unit expense	5,399	—	—
Performance share unit expense	(162)	2,048	—
Income tax benefit	(2,776)	(4,199)	(4,094)
Stock-based compensation expense, net of tax	$7,879	$8,069	$4,214

Stock-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience.

The Company recognized tax deductions of $10.8 million, $12.2 million and $14.7 million related to the vesting of restricted stock and performance share units in 2024, 2023 and 2022, respectively.

The Company sponsors an associate stock purchase plan covering 300,000 shares of SpartanNash common stock and enables eligible Associates of the Company to purchase shares at 85% of the fair market value. The Company has determined this represents compensation expense in accordance with ASC 718, Compensation – Stock Compensation. As of December 28, 2024, 128,777 shares have been issued under the Plan.

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

The following table summarizes the Warrant activity for 2024, 2023 and 2022:

Warrant
Outstanding and nonvested at January 1, 2022	3,914,833
Vested	(434,984)
Outstanding and nonvested at December 31, 2022	3,479,849
Vested	(217,492)
Outstanding and nonvested at December 30, 2023	3,262,357
Vested	(217,492)
Outstanding and nonvested at December 28, 2024	3,044,865

Warrant expense recognized as a reduction of “Net sales” in the consolidated statements of earnings, and related tax benefits were as follows:

(In thousands)	2024	2023	2021
Warrant expense	$868	$1,559	$2,158
Tax benefits	(71)	(133)	(203)
Warrant expense, net of tax	$797	$1,426	$1,955

As of December 28, 2024, total unrecognized cost related to non-vested warrants was $16.1 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 2.8 years. Warrants representing 2,392,407 shares are vested and exercisable. As of December 28, 2024, non-vested warrant shares had an intrinsic value of $1.5 million, and vested warrant shares had an intrinsic value of $1.2 million.

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

(In thousands)	2024	2023	2022
Non-cash investing activities:
Capital expenditures included in accounts payable and other long-term liabilities	$22,845	$28,102	$25,701
Other supplemental cash flow information:
Cash paid for interest	43,280	37,939	18,431
Income tax payments	13,371	11,172	6,513

Note 17 – Reportable Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s Chief Operating Decision Maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The segment adjusted EBITDA is regularly provided to the CODM to assess segment profitability as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly. The business is classified by management into two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and basis for determining budgets, forecasts, and compensation.

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

The following tables set forth information about the Company by reportable segment:

	2024
(In thousands)	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$7,906,020	$2,841,800	$10,747,820
Elimination of inter-segment sales	(1,196,715)	(1,781)	(1,198,496)
Total consolidated net sales	6,709,305	2,840,019	9,549,324

Less (a):
Cost of sales	5,921,242	2,110,417	8,031,659
Selling, general and administrative	600,857	658,322	1,259,179
Segment adjusted EBITDA	187,206	71,280	258,486

Reconciliation of Adjusted EBITDA
LIFO expense			(5,167)
Depreciation and amortization			(103,412)
Acquisition and integration, net			(3,113)
Restructuring and goodwill / asset impairment, net			(74,107)
Cloud computing amortization			(7,585)
Organizational realignment, net			(2,757)
Severance associated with cost reduction initiatives			(537)
Stock-based compensation			(10,743)
Stock warrant			(868)
Non-cash rent			2,679
Gain on disposal of assets			284
Legal settlement			900
Postretirement plan amendment and settlement			(99)
Interest and non-operating expenses, net			(42,936)
Earnings before income taxes			$11,025

Other segment disclosures:
Acquisition and integration, net	$2,048	$1,065	$3,113
Restructuring and goodwill / asset impairment, net	15,914	58,193	74,107
Depreciation and amortization	54,291	49,121	103,412
Capital expenditures	66,180	66,214	132,394

a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	2023
(In thousands)	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$8,108,655	$2,811,334	$10,919,989
Elimination of inter-segment sales	(1,189,438)	(1,332)	(1,190,770)
Total consolidated net sales	6,919,217	2,810,002	9,729,219

Less (a):
Cost of sales	6,136,812	2,090,747	8,227,559
Selling, general and administrative	604,514	639,745	1,244,259
Segment adjusted EBITDA	177,891	79,510	257,401

Reconciliation of Adjusted EBITDA
LIFO expense			(16,104)
Depreciation and amortization			(98,639)
Acquisition and integration, net			(3,416)
Restructuring and asset impairment, net			(9,190)
Cloud computing amortization			(5,034)
Organizational realignment, net			(5,239)
Severance associated with cost reduction initiatives			(318)
Stock-based compensation			(12,536)
Stock warrant			(1,559)
Non-cash rent			2,599
Loss on disposal of assets			(259)
Legal settlement			(900)
Postretirement plan amendment and settlement			(94)
Interest and non-operating expenses, net			(36,587)
Earnings before income taxes			$70,125

Other segment disclosures:
Acquisition and integration, net	$216	$3,200	$3,416
Restructuring and asset impairment, net	8,548	642	9,190
Depreciation and amortization	51,535	47,104	98,639
Capital expenditures	75,509	44,821	120,330

a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	2022
(In thousands)	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$8,049,733	$2,798,792	$10,848,525
Elimination of inter-segment sales	(1,204,497)	(928)	(1,205,425)
Total consolidated net sales	6,845,236	2,797,864	9,643,100

Less (a):
Cost of sales	6,016,894	2,071,908	8,088,802
Selling, general and administrative	662,466	648,953	1,311,419
Segment adjusted EBITDA	165,876	77,003	242,879

Reconciliation of Adjusted EBITDA
LIFO expense			(56,823)
Depreciation and amortization			(94,180)
Acquisition and integration, net			(343)
Restructuring and asset impairment, net			(805)
Cloud computing amortization			(3,650)
Organizational realignment, net			(1,859)
Severance associated with cost reduction initiatives			(831)
Stock-based compensation			(8,589)
Stock warrant			(2,158)
Non-cash rent			3,444
Loss on disposal of assets			(1,073)
Postretirement plan amendment and settlement			(133)
Costs related to shareholder activism			(7,335)
Interest and non-operating expenses, net			(21,629)
Earnings before income taxes			$46,915

Other segment disclosures
Acquisition and integration, net	$239	$104	$343
Restructuring and asset impairment, net	(2,363)	3,168	805
Depreciation and amortization	47,601	46,579	94,180
Capital expenditures	52,394	44,886	97,280

a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	December 28,	December 30,
(In thousands)	2024	2023
Total assets
Wholesale	$1,576,043	$1,576,182
Retail	1,026,253	779,393
Total	$2,602,296	$2,355,575

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of December 28, 2024 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive, principal financial and principal accounting officers as appropriate to allow for timely decisions regarding required disclosure.

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

Management of SpartanNash Company conducted an evaluation of the effectiveness of its internal controls over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company’s internal control. There are inherent limitations in the effectiveness of any system of internal control over financial reporting. Based on the evaluation, management has concluded that SpartanNash Company’s internal control over financial reporting was effective as of December 28, 2024.

The independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Annual Report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 as stated in their report on the following page.

Changes in Internal Controls Over Financial Reporting

During the last fiscal quarter, there was no change in SpartanNash’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SpartanNash Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SpartanNash Company and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

February 26, 2025

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

During the quarter ended December 28, 2024, no Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is here incorporated by reference from the sections titled “Board of Directors,” “SpartanNash’s Executive Officers,” “Ownership of SpartanNash Stock,” “Delinquent Section 16(a) Reports,” and “Corporate Governance—Code of Conduct,” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2025.

Item 11. Executive Compensation

The information required by this item is here incorporated by reference from the sections entitled “Executive Compensation,” “Compensation of Directors,” “Board of Directors—Interlocks and Insider Relationships” and “Compensation Committee Report” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is here incorporated by reference from the section titled “Ownership of SpartanNash Stock” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2025.

The following table provides information about SpartanNash’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of the end of fiscal 2024:

EQUITY COMPENSATION PLAN INFORMATION

					Number of securities remaining
	Number of securities to				available for future issuance
	be issued upon exercise		Weighted-average exercise		under equity compensation
	of outstanding options,		price of outstanding options,		plans (excluding securities
	warrants and rights		warrants and rights		reflected in column (1))
Plan Category	(1)		(2)		(3)
Equity compensation Plans approved by security holders (a)	1,920,601	(b)	—	(c)	1,727,207
Equity compensation plans not approved by security holders	—		Not applicable		—
Total	1,920,601		—		1,727,207
(a)
Consists of the Stock Incentive Plan of 2024 and 2020. The numbers of shares reflected in column (3) in the table above with respect to the Stock Incentive Plan of 2024 represent shares that remain available for future issuance under the plan other than upon the exercise of outstanding options, warrants or rights. The plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in SpartanNash’s capitalization.
(b)
This amount reflects the outstanding restricted stock awards, restricted stock units and the maximum number of shares that may be issued under outstanding performance share units; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.
(c)
The weighted average exercise price excludes restricted stock units and performance units, as there is no exercise price associated with these awards. The only outstanding options, warrants or rights are restricted stock units and performance units. All equity awards were granted under our Stock Incentive Plan.

See Note 15 to the consolidated financial statements for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is here incorporated by reference from the section titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is here incorporated by reference from the section titled “Independent Auditors” in SpartanNash’s definitive proxy statement relating to its annual meeting of shareholders to be held in 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Report:
1.
Financial Statements.

A. In Item 8.

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (PCAOB ID No. 34) dated February 26, 2025

Consolidated Balance Sheets at December 28, 2024 and December 30, 2023

Consolidated Statements of Earnings for the years ended December 28, 2024, December 30, 2023 and December 31, 2022

Consolidated Statements of Comprehensive Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022

Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022

Consolidated Statements of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022

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

3.2	Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 13, 2024. Incorporated herein by reference.

4.1	Description of Capital Stock. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2021. Incorporated herein by reference.

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

10.2*	Form of SPTN Long-Term Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2024. Incorporated herein by reference.

10.3*	Form of SPTN Annual Cash Incentive Plan Document. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2024. Incorporated herein by reference.

10.4*	SpartanNash Company Stock Incentive Plan of 2020. Previously filed as an exhibit to the Company’s Form S-8 filed on May 29, 2020. Incorporated herein by reference.

10.5*	SpartanNash Company Supplemental Executive Savings Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement filed on December 21, 2001. Incorporated herein by reference.

10.6*

Form of SPTN Restricted Stock Unit Plan Document (Non-Employee Directors). Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 2024. Incorporated herein by reference.

10.7*

Form of SPTN Restricted Stock Unit Plan Document (Associates). Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 2024. Incorporated herein by reference.

10.8*

Form of Restricted Stock Award to Executive Officers. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2020. Incorporated herein by reference.

10.9*

Form of SPTN Restricted Stock Award Plan Document (Associates). Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2022. Incorporated herein by reference.

10.10*	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016. Incorporated herein by reference.

10.11*

Executive Employment Agreement between SpartanNash Company and Tony B. Sarsam. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 2022. Incorporated herein by reference.

10.12*

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

10.14	Interest Rate Swap Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.15

Transaction Agreement, by and between SpartanNash and Amazon.com NV Investments Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.16

Warrant to Purchase Common Stock of SpartanNash Company, by and between SpartanNash Company and Amazon.com NV Investment Holdings LLC, dated as of October 7, 2020. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 8, 2020. Incorporated herein by reference.

10.17

Lender Joinder Agreement - Associated and CoBank, dated April 17, 2023. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.18

Lender Joinder and Assignment Agreement - Bank of America and TD Bank, dated April 3, 2023. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2023. Incorporated herein by reference.

10.19

Lender Joinder Agreement - AgFirst Farm Credit Bank, dated October 26, 2023. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 2023. Incorporated herein by reference.

10.20*

Executive Separation Agreement between SpartanNash Company and David Sisk. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 2023. Incorporated herein by reference.

10.21*	SpartanNash Company Stock Incentive Plan of 2024. Previously filed as an exhibit to the Company’s Form S-8 filed on May 31, 2024. Incorporated herein by reference.

19	Insider Trading Policy.

21	Subsidiaries of SpartanNash Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

97	Clawback Policy. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 2023. Incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, has been formatted in Inline XBRL.

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

SPARTANNASH COMPANY (Registrant)

Date: February 26, 2025	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SpartanNash Company and in the capacities and on the dates indicated.

February 26, 2025	By	*
M. Shân Atkins Director

February 26, 2025	By	*
Fred Bentley, Jr. Director

February 26, 2025	By	*
Dorlisa K. Flur Director

February 26, 2025	By	*
Douglas A. Hacker Chairman of the Board

February 26, 2025	By	*
Kerrie D. MacPherson Director

February 26, 2025	By	*
Julien R. Mininberg Director

February 26, 2025	By	*
Jaymin B. Patel Director

February 26, 2025	By	*
Pamela S. Puryear, PhD Director

February 26, 2025	By	/s/ Tony B. Sarsam
Tony B. Sarsam President and Chief Executive Officer
(Principal Executive Officer)

February 26, 2025	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 26, 2025	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)

February 26, 2025	*By	/s/ Jason Monaco
Jason Monaco Attorney-in-Fact