Form 10-Q
period 2025-04-19
SpartanNash Co
filed 2025-05-29
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2025.

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

As of May 27, 2025, the registrant had 33,849,873 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, in the Company’s press releases, and in the Company’s website-accessible conference calls with analysts include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), about the plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements may be identifiable by words or phrases indicating that the Company or management "expects," "projects," "anticipates," "plans," "believes," "intends," or "estimates," or that a particular occurrence or event "may," "could," "should," "will" or "will likely" result, occur or be pursued or "continue" in the future, that the "outlook," "trend," "guidance" or "target" is toward a particular result or occurrence, that a development is an "opportunity," "priority," "strategy," "focus," that the Company is "positioned" for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially. These risks and uncertainties include the Company's ability to compete in an extremely competitive industry; the Company's dependence on certain major customers; the Company's ability to implement its growth strategy and transformation initiatives; the Company's ability to implement its growth strategy through acquisitions and successfully integrate acquired businesses; disruptions to the Company's information technology systems and security network, including security breaches and cyber-attacks; impacts to the availability and performance of the Company’s information technology systems; changes in relationships with the Company's vendor base; changes in product availability and product pricing from vendors; macroeconomic uncertainty, including rising inflation, potential economic recession, tariffs and increasing interest rates; difficulty attracting and retaining well-qualified Associates and effectively managing increased labor costs; failure to successfully retain or manage transitions with executive leaders and other key personnel; changes in geopolitical conditions; impairment charges for goodwill or other long-lived assets; impacts to the Company's business and reputation due to focus on environmental, social and governance matters; customers to whom the Company extends credit or for whom the Company guarantees loans may fail to repay the Company; disruptions associated with severe weather conditions and natural disasters, including effects from climate change; disruptions associated with disease outbreaks; the Company's ability to manage its private brand program for U.S. military commissaries, including the termination of the program or not achieving the desired results; the Company's level of indebtedness; interest rate fluctuations; the Company's ability to service its debt and to comply with debt covenants; changes in government regulations; labor relations issues; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; cost increases related to multi-employer pension plans; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to the Company or that the Company currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	April 19,	December 28,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$19,970	$21,570
Accounts and notes receivable, net	465,218	448,887
Inventories, net	527,428	546,312
Prepaid expenses and other current assets	86,000	75,042
Total current assets	1,098,616	1,091,811

Property and equipment, net	766,015	779,984
Goodwill	181,035	181,035
Intangible assets, net	116,541	117,821
Operating lease assets	314,008	327,211
Other assets, net	104,361	104,434

Total assets	$2,580,576	$2,602,296

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$491,116	$485,017
Accrued payroll and benefits	53,340	85,829
Other accrued expenses	55,697	61,993
Current portion of operating lease liabilities	47,401	49,562
Current portion of long-term debt and finance lease liabilities	15,043	12,838
Total current liabilities	662,597	695,239

Long-term liabilities
Deferred income taxes	100,675	91,010
Operating lease liabilities	290,472	305,051
Other long-term liabilities	25,310	26,537
Long-term debt and finance lease liabilities	761,985	740,969
Total long-term liabilities	1,178,442	1,163,567

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 33,857 and 33,752 shares outstanding	458,421	454,751
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive (loss) income	(521)	1,337
Retained earnings	281,637	287,402
Total shareholders’ equity	739,537	743,490

Total liabilities and shareholders’ equity	$2,580,576	$2,602,296

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	16 Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$2,909,624	$2,806,263
Cost of sales	2,428,130	2,365,919
Gross profit	481,494	440,344

Operating expenses
Selling, general and administrative	459,061	403,633
Acquisition and integration, net	3,840	327
Restructuring and asset impairment, net	(368)	5,768
Total operating expenses	462,533	409,728

Operating earnings	18,961	30,616

Other expenses and (income)
Interest expense, net	15,212	13,487
Other, net	(251)	(1,048)
Total other expenses, net	14,961	12,439

Earnings before income taxes	4,000	18,177
Income tax expense	1,920	5,206
Net earnings	$2,080	$12,971

Net earnings per basic common share	$0.06	$0.38

Net earnings per diluted common share	$0.06	$0.37

Weighted average shares outstanding:
Basic	33,727	34,139
Diluted	34,082	34,593

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	16 Weeks Ended
	April 19, 2025	April 20, 2024
Net earnings	$2,080	$12,971

Other comprehensive (loss) income, before tax
Change in interest rate swap	(2,428)	4,608
Postretirement liability adjustment	—	(892)
Total other comprehensive (loss) income, before tax	(2,428)	3,716

Income tax benefit (expense) related to items of other comprehensive (loss) income	570	(864)

Total other comprehensive (loss) income, after tax	(1,858)	2,852
Comprehensive income	$222	$15,823

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 28, 2024	33,752	$454,751	$1,337	$287,402	$743,490
Net earnings	—	—	—	2,080	2,080
Other comprehensive loss	—	—	(1,858)	—	(1,858)
Dividends - $0.22 per share	—	—	—	(7,845)	(7,845)
Stock-based compensation	—	5,645	—	—	5,645
Issuances of common stock for vested restricted stock units	158	—	—	—	—
Stock warrant	—	188	—	—	188
Issuances of common stock for associate stock purchase plan	31	543	—	—	543
Cancellations of stock-based awards	(84)	(2,706)	—	—	(2,706)
Balance at April 19, 2025	33,857	$458,421	$(521)	$281,637	$739,537

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income	Earnings	Total
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	12,971	12,971
Other comprehensive income	—	—	2,852	—	2,852
Dividends - $0.2175 per share	—	—	—	(7,705)	(7,705)
Share repurchases	(134)	(2,616)	—	—	(2,616)
Stock-based compensation	—	3,720	—	—	3,720
Stock warrant	—	326	—	—	326
Issuances of common stock for associate stock purchase plan	32	626	—	—	626
Cancellations of stock-based awards	(159)	(3,151)	—	—	(3,151)
Balance at April 20, 2024	34,349	$459,204	$3,648	$322,353	$785,205

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	16 Weeks Ended
	April 19, 2025	April 20, 2024
Cash flows from operating activities
Net earnings	$2,080	$12,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	(663)	6,168
Depreciation and amortization	36,843	30,646
Non-cash rent	(3,183)	(985)
LIFO expense	4,634	2,020
Postretirement benefits income	(164)	(856)
Deferred income taxes	10,235	6,547
Stock-based compensation expense	5,645	3,720
Stock warrant	188	326
Loss (gain) on disposals of assets	102	(20)
Other operating activities	571	567
Changes in operating assets and liabilities:
Accounts receivable	(17,258)	(720)
Inventories	13,505	17,842
Prepaid expenses and other assets	3,695	1,947
Accounts payable	19,882	(3,526)
Accrued payroll and benefits	(32,819)	(30,813)
Current income taxes	(8,951)	(6,377)
Other accrued expenses and other liabilities	(8,514)	(2,994)
Net cash provided by operating activities	25,828	36,463
Cash flows from investing activities
Purchases of property and equipment	(31,593)	(40,163)
Net proceeds from the sale of assets	251	1,754
Loans to customers	(7,707)	—
Payments from customers on loans	2,017	558
Other investing activities	72	(253)
Net cash used in investing activities	(36,960)	(38,104)
Cash flows from financing activities
Proceeds from senior secured credit facility	428,071	412,238
Payments on senior secured credit facility	(403,126)	(392,905)
Repayment of other long-term debt and finance lease liabilities	(3,976)	(2,694)
Share repurchases	—	(2,616)
Net payments related to stock-based award activities	(2,706)	(3,151)
Dividends paid	(8,043)	(8,088)
Other financing activities	(688)	(139)
Net cash provided by financing activities	9,532	2,645

Net (decrease) increase in cash and cash equivalents	(1,600)	1,004
Cash and cash equivalents at beginning of period	21,570	17,964
Cash and cash equivalents at end of period	$19,970	$18,968

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SpartanNash Company and its subsidiaries (“SpartanNash” or “the Company”). Intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of April 19, 2025, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the first quarters of 2025 and 2024 include the results of operations of the Company for the 16-week periods ended April 19, 2025 and April 20, 2024, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 28, 2024. See Note 15 Reportable Segment Information in the accompanying notes to the condensed consolidated financial statements for further detail.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 3 – Acquisitions

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

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition dates based on preliminary estimates. These estimates are subject to revision upon the finalization of the valuations of the certain acquired assets including property and equipment, intangible assets, working capital and related deferred tax liabilities. Any adjustments will be made prior to the ends of respective one-year measurement periods. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill in the consolidated balance sheet and allocated to the Retail segment. The goodwill related to the Markham acquisition is deductible for tax purposes, while the goodwill related to the Metcalfe's and Fresh Encounter acquisitions is not deductible for tax purposes. During the fourth quarter of fiscal 2024, the Company determined that the Retail reporting unit's carrying value exceeded its fair value. Accordingly, the goodwill associated with these acquisitions was fully impaired.

Metcalfe's currently operates three stores in Wisconsin with approximately 500 employees. Metcalfe's was not previously a customer of the Company's Wholesale segment. The acquisition expands the Company's Retail segment further into Wisconsin.

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

Markham currently operates three fuel centers/convenience stores, in addition to providing fuel distribution services, in mid-Michigan, with approximately 40 employees. Markham was not previously a customer of the Company's Wholesale segment. The acquisition expanded the footprint of the Company's Retail segment, specifically fuel centers, further into mid-Michigan.

Consistent with other corporate-owned retail stores and fuel centers, intercompany sales between the Wholesale segment and Metcalfe's, Fresh Encounter, and Markham are eliminated.

Note 4 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	16 Weeks Ended April 19, 2025
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$723,401	$362,028	$1,085,429
Fresh (b)	611,963	365,674	977,637
Non-food (c)	604,735	175,199	779,934
Fuel	—	44,028	44,028
Other	22,322	274	22,596
Total	$1,962,421	$947,203	$2,909,624
Type of customers:
Individuals	$—	$946,929	$946,929
Independent retailers (d)	608,338	—	608,338
National accounts	620,078	—	620,078
Military (e)	722,183	—	722,183
Other	11,822	274	12,096
Total	$1,962,421	$947,203	$2,909,624

	16 Weeks Ended April 20, 2024
(In thousands)	Wholesale	Retail	Total
Type of products:
Center store (a)	$761,245	$303,214	$1,064,459
Fresh (b)	615,369	296,916	912,285
Non-food (c)	608,306	148,871	757,177
Fuel	—	42,921	42,921
Other	29,101	320	29,421
Total	$2,014,021	$792,242	$2,806,263
Type of customers:
Individuals	$—	$791,922	$791,922
Independent retailers (d)	665,185	—	665,185
National accounts	636,630	—	636,630
Military (e)	699,907	—	699,907
Other	12,299	320	12,619
Total	$2,014,021	$792,242	$2,806,263

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

For volume-based arrangements, the Company estimates the amount of the advanced funds earned by the retailers based on the expected volume of purchases by the retailer and amortizes the advances as a reduction of the transaction price and revenue earned. These advances are not considered contract assets under ASC 606 as they are not generated through the transfer of goods or services to the retailers. These advances are included in "Other assets, net" within the condensed consolidated balance sheets.

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2024	$2,917	$481	$3,398
Changes in credit loss estimates	121	(2)	119
Write-offs charged against the allowance	(3)	—	(3)
Balance at April 19, 2025	$3,035	$479	$3,514

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	(151)	(279)	(430)
Write-offs charged against the allowance	(35)	(350)	(385)
Balance at April 20, 2024	$4,425	$583	$5,008

Note 5 – Goodwill and Other Intangible Assets

The Company has two reporting units; however, no goodwill exists within the Retail reporting unit. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million as of both April 19, 2025 and December 28, 2024.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $88.5 million as of both April 19, 2025 and December 28, 2024.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, as of the first day of the fourth quarter of each year, and more frequently if circumstances indicate impairment is more likely than not to have occurred. Such circumstances have not arisen in the current fiscal year. Testing goodwill and other indefinite-lived intangible assets for impairment requires management to make significant estimates about the Company’s future performance, cash flows, and other assumptions that can be affected by potential changes in economic, industry or market conditions, business operations, competition, or the Company’s stock price and market capitalization.

Note 6 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 16-week period ended April 19, 2025. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in "Other accrued expenses" in Current liabilities and "Other long-term liabilities" in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in "Accrued payroll and benefits".

	Reserves for Closed Properties
(In thousands)	Lease Ancillary Costs	Severance	Total
Balance at December 28, 2024	$6,043	$11	$6,054
Provision for closing charges	2,605	—	2,605
Lease termination adjustments	(3,497)	—	(3,497)
Changes in estimates	(33)	—	(33)
Accretion expense	85	—	85
Payments	(804)	(11)	(815)
Balance at April 19, 2025	$4,399	$—	$4,399

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Asset impairment charges (a)	$153	$6,121
(Gain) loss on sales of assets related to closed facilities	(140)	51
Provision for closing charges (b)	2,605	—
Other costs (income) associated with site closures (c)	1,054	(254)
Lease termination adjustments (d)	(4,007)	(150)
Changes in estimates	(33)	—
Total	$(368)	$5,768

(a) Asset impairment charges in the current year and prior year were incurred on long-lived assets in the Retail segment due to changes in the competitive environment.

(b) Provision for closing charges in the current year relate to the closure of four stores within the Retail segment.

(c) Other costs activity in the current year primarily relates to site closures within both segments.

(d) Lease termination adjustments in the current year relate to gains recognized to terminate a lease agreement, which included the write-off of the lease liability totaling $0.5 million and the write-off of ancillary lease costs included in the reserve for closed properties totaling $3.5 million.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 7. Long-lived assets with a book value of $0.2 million and $6.1 million were fully impaired in the current year and prior year, respectively. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 5 and 6. At April 19, 2025 and December 28, 2024, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	April 19, 2025	December 28, 2024
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$15,043	$12,838
Long-term debt and finance lease liabilities	765,508	744,307
Total book value of debt instruments	780,551	757,145
Fair value of debt instruments, excluding debt financing costs	780,615	755,063
Excess (deficit) of fair value over book value	$64	$(2,082)

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

The Company's interest rate swap agreement is considered a Level 2 instrument. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates, which are considered Level 2 inputs. The location and the fair value of the interest rate swap agreement in the condensed consolidated balance sheet is disclosed in Note 8.

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

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of April 19, 2025 and December 28, 2024, respectively, are as follows:

		Derivative Fair Value
(In thousands)	Condensed Consolidated Balance Sheets Location	April 19, 2025	December 28, 2024
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$337	$808
Interest rate swap	Other assets, net	—	1,053
Interest rate swap	Other long-term liabilities	962	—
Interest rate swap	Accumulated other comprehensive (loss) income	(521)	1,337

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$15,212	$13,487
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	322	789

Note 9 – Commitments and Contingencies

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

Based on the most recent information available to the Company, management believes the value of assets held in trust to pay benefits covers the present value of actuarial accrued liabilities in the Central States Plan. Management is not aware of any significant change in funding levels in the Plan since December 28, 2024. Due to uncertainty regarding future factors that could trigger a withdrawal liability or increase the funding obligations of the Plan borne by the Company, as well as the absence of specific information regarding matters such as the Plan's current financial situation, we are unable to determine with certainty the current amount of the Plan’s funding, SpartanNash’s current potential withdrawal liability exposure in the event of a future withdrawal from the Plan and/or the Company's potential exposure to increased funding obligations in the event of one or more participating employers withdrawing from the Plan. Any adjustment for withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined.

Note 10 – Associate Retirement Plans

During the 16-week period ended April 20, 2024 the Company recognized net periodic postretirement benefit income of $0.9 million, related to the SpartanNash Retiree Medical Plan ("Retiree Medical Plan" or "Plan").

The Company amended the Retiree Medical Plan on June 30, 2022. In connection with the amendment, the Company would make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which was amortized to net periodic postretirement benefit income over the remaining period until the final payment was made on June 28, 2024. During the 16 week period ended April 20, 2024, the Company recognized $0.9 million in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

On June 28, 2024, the Company made the final lump sum payment of $1.3 million to all remaining active or retired participants, which constituted a final settlement of the Plan. The payment resulted in the recognition within net periodic postretirement expense of $0.1 million on June 28, 2024, related to the net actuarial loss within AOCI.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company's contributions during the 16-week periods ended April 19, 2025 and April 20, 2024 were $4.3 million and $4.6 million, respectively. See Note 9 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 11 – Income Taxes

The effective income tax rate was 48.0% and 28.6% for the 16 weeks ended April 19, 2025 and April 20, 2024, respectively. Differences from the federal statutory rate in both periods were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The current year includes discrete tax expense impacts, including stock compensation.

Note 12 – Stock-Based Compensation

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

Stock-based compensation expense recognized and included in "Selling, general and administrative expenses" in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Restricted stock expense	$1,112	$2,082
Restricted stock unit expense	3,347	2,790
Performance share unit expense (benefit)	1,186	(1,152)
Income tax benefit	(1,451)	(925)
Stock-based compensation expense, net of tax	$4,194	$2,795

The following table summarizes activity in the stock incentive plans for the 16 weeks ended April 19, 2025:

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Performance	Average
	Stock	Grant-Date	Stock	Grant-Date	Share	Grant-Date
	Awards	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding at December 28, 2024	325,228	$27.32	563,471	$20.27	678,565	$23.18
Granted	—	—	623,749	19.60	482,795	19.54
Vested	(206,731)	27.49	(213,464)	20.32	—	—
Cancelled/Forfeited	(5,602)	27.35	(38,904)	19.59	(49,707)	21.46
Outstanding at April 19, 2025	112,895	$27.00	934,852	$19.84	1,111,653	$21.68

The following table summarizes the unrecognized compensation cost and weighted average recognition period for awards granted under the Company's stock incentive plans as of April 19, 2025:

		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Cost	Period
	(In thousands)	(in years)
Restricted stock awards	$1,860	0.9
Restricted stock units	14,515	2.2
Performance share units	14,025	2.2
Total	$30,400

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

Warrant expense recognized as a reduction of "Net sales" in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Warrant expense	$188	$326
Income tax benefit	(26)	(42)
Warrant expense, net of tax	$162	$284

As of April 19, 2025, total unrecognized cost related to nonvested warrant shares was $15.9 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 2.5 years. Warrants representing 2,392,407 shares are vested and exercisable. Warrants representing 3,044,865 were outstanding and nonvested as of April 19, 2025 and December 28, 2024. As of April 19, 2025, nonvested warrant shares had an intrinsic value of $6.3 million, and vested warrant shares had an intrinsic value of $4.9 million.

Note 13 – Earnings Per Share

Outstanding nonvested restricted stock awards granted to retirement-eligible Associates contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. The dilutive impact of the restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards that were not included in the EPS calculations because they were anti-dilutive were 146,335 and 218,045 for the 16- weeks ended April 19, 2025 and April 20, 2024, respectively. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	16 Weeks Ended
(In thousands, except per share amounts)	April 19, 2025	April 20, 2024
Numerator:
Net earnings	$2,080	$12,971
Adjustment for earnings attributable to participating securities	(11)	(82)
Net earnings used in calculating earnings per share	$2,069	$12,889
Denominator:
Weighted average shares outstanding, including participating securities	33,727	34,139
Adjustment for participating securities	(177)	(216)
Shares used in calculating basic earnings per share	33,550	33,923
Effect of dilutive stock warrant	189	364
Effect of dilutive stock-based employee compensation	166	89
Shares used in calculating diluted earnings per share	33,905	34,376
Basic earnings per share	$0.06	$0.38
Diluted earnings per share	$0.06	$0.37

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Non-cash investing activities:
Capital expenditures included in accounts payable and other long-term liabilities	$10,318	$7,377
Operating lease asset additions	2,508	20,260
Finance lease asset additions	2,436	9,130
Non-cash financing activities:
Recognition of operating lease liabilities	2,508	20,260
Recognition of finance lease liabilities	2,436	9,130
Other supplemental cash flow information:
Cash paid for interest	15,651	14,188

Note 15 – Segment Information

SpartanNash sells and distributes products that are typically found in supermarkets and discount stores. The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s Chief Operating Decision Maker is the Chief Executive Officer, who determines the allocation of resources and, through a regular review of financial information, assesses the performance of the operating segments. The segment adjusted EBITDA is regularly provided to the CODM to assess segment profitability as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly. The business is classified by management into two reportable segments: Wholesale and Retail. These reportable segments are two distinct businesses, each with a different customer base, management structure, and separate operating budgets, forecasts, and incentive compensation targets.

The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Refer to Note 4 for information regarding the basis of organization and types of products, services and customers from which the Company derives revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 28, 2024 and Note 1 above. Identifiable assets represent total assets directly associated with the reportable segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments. Capital expenditures primarily relate to store remodels, IT upgrades and implementations, investments in supply chain infrastructure, office remodels, and equipment upgrades.

The following tables set forth information about the Company by reportable segment:

	16 Weeks Ended April 19, 2025
(In thousands)	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$2,358,557	$947,575	$3,306,132
Elimination of inter-segment sales	(396,136)	(372)	(396,508)
Total consolidated net sales	1,962,421	947,203	2,909,624

Less (a):
Cost of sales	1,719,289	704,208	2,423,497
Selling, general and administrative	181,337	227,926	409,263
Segment adjusted EBITDA	61,795	15,069	76,864

Reconciliation of Adjusted EBITDA
LIFO expense			(4,634)
Depreciation and amortization			(36,843)
Acquisition and integration, net			(3,840)
Restructuring and asset impairment, net			368
Cloud computing amortization			(2,673)
Organizational realignment, net			(4,617)
Severance associated with cost reduction initiatives			(89)
Stock-based compensation			(5,769)
Stock warrant			(188)
Non-cash rent			484
Loss on disposal of assets			(102)
Interest and non-operating expenses, net			(14,961)
Earnings before income taxes			$4,000

Other segment disclosures:
Acquisition and integration, net	$2,061	$1,779	$3,840
Restructuring and asset impairment, net	(3,605)	3,237	(368)
Depreciation and amortization	18,091	18,752	36,843
Purchases of property and equipment	13,754	17,839	31,593

a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	16 Weeks Ended April 20, 2024
(In thousands)	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$2,348,386	$792,833	$3,141,219
Elimination of inter-segment sales	(334,365)	(591)	(334,956)
Total consolidated net sales	2,014,021	792,242	2,806,263

Less (a):
Cost of sales	1,775,476	588,423	2,363,899
Selling, general and administrative	180,919	186,550	367,469
Segment adjusted EBITDA	57,626	17,269	74,895

Reconciliation of Adjusted EBITDA
LIFO expense			(2,020)
Depreciation and amortization			(30,646)
Acquisition and integration, net			(327)
Restructuring and asset impairment, net			(5,768)
Cloud computing amortization			(2,018)
Organizational realignment, net			(306)
Severance associated with cost reduction initiatives			(69)
Stock-based compensation			(3,720)
Stock warrant			(326)
Non-cash rent			901
Gain on disposal of assets			20
Interest and non-operating expenses, net			(12,439)
Earnings before income taxes			$18,177

Other segment disclosures:
Acquisition and integration, net	$—	$327	$327
Restructuring and asset impairment, net	(150)	5,918	5,768
Depreciation and amortization	16,078	14,568	30,646
Purchases of property and equipment	22,622	17,541	40,163

a) The significant expense categories and amounts align with the segment level-information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	April 19,	December 28,
(In thousands)	2025	2024
Total assets
Wholesale	$1,571,911	$1,576,043
Retail	1,008,665	1,026,253
Total	$2,580,576	$2,602,296

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the information contained under the caption “Forward-Looking Statements,” which appears at the beginning of this report, and the information in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

As of the end of the first quarter, the Company’s Retail segment operated 192 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare, Martin’s Super Markets and D&W Fresh Market. The Company also offered pharmacy services in 100 of its corporate owned retail stores (89 of the pharmacies are owned by the Company), operated two pharmacy locations not associated with corporate-owned retail locations and operated 39 fuel centers. The Company’s convenience and community-focused strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores.

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

2025 First Quarter Highlights

Key financial and operational highlights for the first quarter compared to the prior year quarter, unless otherwise noted, include the following:

•
Net sales increased 3.7% to $2.91 billion. Wholesale segment net sales decreased 2.6% to $1.96 billion, while Retail segment net sales increased 19.6% to $947.2 million.
•
Net earnings of $2.1 million or $0.06 per diluted share, compared to $13.0 million or $0.37 per diluted share. Adjusted EPS of $0.35, compared to $0.53.
•
Adjusted EBITDA of $76.9 million, compared to $74.9 million.
•
Cash generated from operating activities of $25.8 million compared to $36.5 million.
•
Capital expenditures and IT capital of $34.6 million compared to $44.1 million.
•
Returned $8.0 million to shareholders through dividends.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain growth and cost-saving initiatives may favorably impact future results. The Company anticipates that additional operating and capital investments will be necessary to support these and other programs which may have an impact on depreciation and interest costs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including changes in consumer demand and input costs such as utilities, insurance and occupancy costs.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales		Percentage Change
	16 Weeks Ended		16 Weeks Ended
	April 19, 2025	April 20, 2024	April 19, 2025
Net sales	100.0	100.0	3.7
Gross profit	16.5	15.7	9.3
Selling, general and administrative	15.8	14.4	13.7
Acquisition and integration, net	0.1	0.0	**
Restructuring charges and asset impairment, net	(0.0)	0.2	(106.4)
Operating earnings	0.7	1.1	(38.1)
Other, net	0.5	0.4	20.3
Earnings before income taxes	0.1	0.6	(78.0)
Income tax expense	0.1	0.2	(63.1)
Net earnings	0.1	0.5	(84.0)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024	Variance
Wholesale	$1,962,421	$2,014,021	$(51,600)
Retail	947,203	792,242	154,961
Total net sales	$2,909,624	$2,806,263	$103,361

Net sales for the quarter ended April 19, 2025 (the “first quarter”) increased $103.4 million, or 3.7%, to $2.91 billion from $2.81 billion in the quarter ended April 20, 2024 (the “prior year quarter”). The increase during the current quarter reflected an increase in sales volume in the Retail segment, partially offset by lower volume in the Wholesale segment.

Wholesale net sales decreased $51.6 million, or 2.6% to $1.96 billion in the first quarter from $2.01 billion in the prior year quarter. Overall case volumes for the segment were down in the current quarter compared to prior year quarter by 3.3%. The decreases were due primarily to reduced case volumes in the national accounts customer channel and the elimination of intercompany sales to the newly acquired Fresh Encounter Inc. stores, partially offset by higher sales in the military customer channel.

Retail net sales increased $155.0 million, or 19.6%, to $947.2 million in the first quarter from $792.2 million in the prior year quarter. The increase was due to incremental sales from acquired stores, as well as higher comparable store sales of 1.6% in the current quarter. The comparable store sales increase was primarily due to the inflationary impact on pricing, partially offset by a 2.9% decline in unit volumes. The increase in comparable store sales in the current quarter included increases in pharmacy sales.

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

Gross Profit – Gross profit represents net sales less cost of sales, which includes purchase costs, in-bound freight, physical inventory adjustments, markdowns and promotional allowances and excludes warehousing costs, depreciation and other administrative expenses. The Company’s gross profit definition may not be identical to similarly titled measures reported by other companies. Vendor allowances and credits that relate to the Company's buying and merchandising activities consist primarily of promotional allowances, which are allowances on purchased quantities and, to a lesser extent, slotting allowances, which are billed to vendors for the Company’s merchandising costs, such as setting up warehouse infrastructure. Vendor allowances are recognized as a reduction in cost of sales when the product is sold. Lump sum payments received for multi-year contracts are amortized over the life of the contracts based on contractual terms. The Wholesale segment includes shipping and handling costs in the Selling, general and administrative section of operating expenses in the consolidated statements of earnings.

Gross profit increased $41.2 million to $481.5 million in the first quarter from $440.3 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 16.5% compared to 15.7% in the prior year quarter. The gross profit increase was driven primarily by newly acquired stores within the Retail segment. The gross profit rate increase in the current quarter was driven by a sales mix shift towards the Retail segment and an increase in the Wholesale segment's gross margin rate, partially offset by increased last-in-first-out ("LIFO") expense of $2.6 million, or 9 basis points.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the first quarter increased $55.4 million to $459.1 million from $403.6 million in the prior year quarter, representing 15.8% of net sales in the first quarter compared to 14.4% in the prior year quarter. The increase in selling, general and administrative expenses as a percentage of sales in the current quarter was due primarily to increased Retail store labor, organizational realignment expenses, and depreciation and amortization, partially offset by lower corporate administrative costs.

Acquisition and Integration, net – First quarter and prior year quarter results included net charges of $3.8 million and $0.3 million, respectively. Current year activity consists of expenses associated with the Company's acquisition efforts within both segments while the prior year activity relates to the Retail segment.

Restructuring and Asset Impairment, net – First quarter and prior year quarter results included a net gain of $0.4 million and a net charge of $5.8 million, respectively. The current quarter gain was primarily due to the termination of a lease agreement in the Wholesale segment. This gain was mostly offset by provisions for closing charges related to closure of four stores within the Retail segment and other costs associated with site closures within both segments. The prior year quarter charges were primarily due to impairment losses on long-lived assets in the Retail segment due to changes in the competitive environment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024	Variance
Wholesale	$33,249	$36,002	$(2,753)
Retail	(14,288)	(5,386)	(8,902)
Total operating earnings	$18,961	$30,616	$(11,655)

Operating earnings decreased $11.7 million, or 38.1% to $19.0 million in the first quarter from $30.6 million in the prior year quarter. The change in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings decreased $2.8 million, or 7.6%, to $33.2 million in the first quarter from $36.0 million in the prior year quarter. The decrease in operating earnings in the current quarter was due to increased supply chain costs, organizational realignment expense, and depreciation and amortization expense, partially offset by an increase in the gross margin rate and reduction in corporate administrative expenses.

Retail operating loss increased $8.9 million, or 165.3%, to $14.3 million in the first quarter from $5.4 million in the prior year quarter. The increase in operating loss in the current quarter was due to increased store labor rates, depreciation and amortization expense, and organizational realignment expense, partially offset by a reduction in corporate administrative expenses.

Interest Expense – Interest expense increased $1.7 million, or 12.8%, to $15.2 million in the first quarter from $13.5 million in the prior year quarter. Higher average debt balances on the Company's credit facility accounted for $3.2 million of the increase in interest expense, which was partially offset by lower interest rates.

Income Taxes – The effective income tax rates were 48.0% and 28.6% for the first quarter and prior year quarter, respectively. Differences from the federal statutory rate for all periods presented were due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits. The current year also includes discrete tax expense impacts.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, and severance associated with cost reduction initiatives. Current year organizational realignment includes consulting and severance costs associated with the Company's long-term plan, which relates to the reorganization of certain functions. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives, a non-routine settlement related to a legal matter resulting from a previously closed operation that was resolved during the prior year and operating and non-operating costs associated with the postretirement plan amendment and settlement. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings (loss) for the 16- weeks ended April 19, 2025 and April 20, 2024.

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Operating earnings	$18,961	$30,616
Adjustments:
LIFO expense	4,634	2,020
Acquisition and integration, net	3,840	327
Restructuring and asset impairment, net	(368)	5,768
Organizational realignment, net	4,617	306
Severance associated with cost reduction initiatives	89	69
Adjusted operating earnings	$31,773	$39,106
Wholesale:
Operating earnings	$33,249	$36,002
Adjustments:
LIFO expense	3,247	1,555
Acquisition and integration, net	2,061	—
Restructuring and asset impairment, net	(3,605)	(150)
Organizational realignment, net	2,881	191
Severance associated with cost reduction initiatives	89	69
Adjusted operating earnings	$37,922	$37,667
Retail:
Operating loss	$(14,288)	$(5,386)
Adjustments:
LIFO expense	1,387	465
Acquisition and integration, net	1,779	327
Restructuring and asset impairment, net	3,237	5,918
Organizational realignment, net	1,736	115
Adjusted operating (loss) earnings	$(6,149)	$1,439

Adjusted Earnings from Continuing Operations

Adjusted earnings from continuing operations, as well as per diluted share ("adjusted EPS"), is a non-GAAP operating financial measure that the Company defines as net earnings plus or minus adjustments for items that do not reflect the ongoing operating activities of the Company and costs associated with the closing of operational locations.

The Company believes that adjusted earnings from continuing operations provide a meaningful representation of its operating performance for the Company. The Company considers adjusted earnings from continuing operations as an additional way to measure operating performance on an ongoing basis. Adjusted earnings from continuing operations is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered "non-operating" or "non-core" in nature, and excludes the contributions of activities classified as discontinued operations. Because adjusted earnings from continuing operations is a performance measure that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted earnings from continuing operations format.

Adjusted earnings from continuing operations is not a measure of performance under GAAP and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definition of adjusted earnings from continuing operations may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 16- weeks ended April 19, 2025 and April 20, 2024.

	16 Weeks Ended
	April 19, 2025		April 20, 2024
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$2,080	$0.06	$12,971	$0.37
Adjustments:
LIFO expense	4,634		2,020
Acquisition and integration, net	3,840		327
Restructuring and asset impairment, net	(199)		5,768
Organizational realignment, net	4,617		306
Severance associated with cost reduction initiatives	89		69
Postretirement plan amendment and settlement	—		(945)
Total adjustments	12,981		7,545
Income tax effect on adjustments (a)	(3,101)		(2,036)
Total adjustments, net of taxes	9,880	0.29	5,509	0.16
Adjusted earnings from continuing operations	$11,960	$0.35	$18,480	$0.53

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

The Company believes that adjusted EBITDA provides a meaningful representation of its operating performance for the Company and for its operating segments. The Company considers adjusted EBITDA as an additional way to measure operating performance on an ongoing basis. Adjusted EBITDA is meant to reflect the ongoing operating performance of all of its distribution and retail operations; consequently, it excludes the impact of items that could be considered "non-operating" or "non-core" in nature, and also excludes the contributions of activities classified as discontinued operations. Because adjusted EBITDA and adjusted EBITDA by segment are performance measures that management uses to allocate resources, assess performance against its peers and evaluate overall performance, the Company believes it provides useful information for both management and its investors. In addition, securities analysts, fund managers and other shareholders and stakeholders that communicate with the Company request its operating financial results in adjusted EBITDA format.

Adjusted EBITDA and adjusted EBITDA by segment are not measures of performance under GAAP and should not be considered as a substitute for net earnings, cash flows from operating activities and other income or cash flow statement data. The Company’s definitions of adjusted EBITDA and adjusted EBITDA by segment may not be identical to similarly titled measures reported by other companies.

Following is a reconciliation of net earnings to adjusted EBITDA for the 16- weeks ended April 19, 2025 and April 20, 2024.

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Net earnings	$2,080	$12,971
Income tax expense	1,920	5,206
Other expenses, net	14,961	12,439
Operating earnings	18,961	30,616
Adjustments:
LIFO expense	4,634	2,020
Depreciation and amortization	36,843	30,646
Acquisition and integration, net	3,840	327
Restructuring and asset impairment, net	(368)	5,768
Cloud computing amortization	2,673	2,018
Organizational realignment, net	4,617	306
Severance associated with cost reduction initiatives	89	69
Stock-based compensation	5,769	3,720
Stock warrant	188	326
Non-cash rent	(484)	(901)
Loss (gain) on disposal of assets	102	(20)
Adjusted EBITDA	$76,864	$74,895
Wholesale:
Operating earnings	$33,249	$36,002
Adjustments:
LIFO expense	3,247	1,555
Depreciation and amortization	18,091	16,078
Acquisition and integration, net	2,061	—
Restructuring and asset impairment, net	(3,605)	(150)
Cloud computing amortization	1,788	1,369
Organizational realignment, net	2,881	191
Severance associated with cost reduction initiatives	89	69
Stock-based compensation	3,910	2,504
Stock warrant	188	326
Non-cash rent	(31)	(300)
Gain on disposal of assets	(73)	(18)
Adjusted EBITDA	$61,795	$57,626
Retail:
Operating loss	(14,288)	(5,386)
Adjustments:
LIFO expense	1,387	465
Depreciation and amortization	18,752	14,568
Acquisition and integration, net	1,779	327
Restructuring and asset impairment, net	3,237	5,918
Cloud computing amortization	885	649
Organizational realignment, net	1,736	115
Stock-based compensation	1,859	1,216
Non-cash rent	(453)	(601)
Loss (gain) on disposal of assets	175	(2)
Adjusted EBITDA	$15,069	$17,269

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	16 Weeks Ended
(In thousands)	April 19, 2025	April 20, 2024
Cash flow activities
Net cash provided by operating activities	$25,828	$36,463
Net cash used in investing activities	(36,960)	(38,104)
Net cash provided by financing activities	9,532	2,645
Net (decrease) increase in cash and cash equivalents	(1,600)	1,004
Cash and cash equivalents at beginning of the period	21,570	17,964
Cash and cash equivalents at end of the period	$19,970	$18,968

Net cash provided by operating activities. Net cash provided by operating activities decreased $10.6 million in the current year-to-date period compared to the prior year-to-date period, due to changes in working capital and lower earnings.

Net cash used in investing activities. Net cash used in investing activities decreased $1.1 million in the current year compared to the prior year due to reduced capital expenditures, partially offset by an increase in loans to customers.

Capital expenditures were $31.6 million in the current year and cloud computing application development spend, which is included in operating activities, was $3.0 million, compared to capital expenditures of $40.2 million and cloud computing application development spend of $3.9 million in the prior year. The decrease in capital expenditures in the current year compared to the prior year was driven by the timing of capital spend. The Wholesale and Retail segments utilized 43.5% and 56.5% of capital expenditures, respectively, in the current year.

Net cash provided by financing activities. Net cash provided by financing activities increased $6.9 million in the current year compared to the prior year, primarily due to increased net proceeds from the senior credit facility in the current year compared to the prior year.

Debt Management

Total debt, including finance lease liabilities, was $777.0 million and $753.8 million as of April 19, 2025 and December 28, 2024, respectively.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.17 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. As of April 19, 2025, the senior secured credit facility had outstanding borrowings of $652.2 million.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $270.4 million at April 19, 2025. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $21.3 million were outstanding as of April 19, 2025. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.66-to-1 at April 19, 2025 compared to 1.57-to-1 at December 28, 2024, and its investment in working capital was $436.0 million at April 19, 2025 compared to $396.6 million at December 28, 2024. The net long-term debt to total capital ratio was 0.51-to-1 at April 19, 2025 compared to 0.50-to-1 at December 28, 2024.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of April 19, 2025 and December 28, 2024 and "Net earnings" to Adjusted EBITDA on the rolling 52- week basis ended April 19, 2025 and December 28, 2024.

(In thousands)	April 19, 2025	December 28, 2024
Current portion of long-term debt and finance lease liabilities	$15,043	$12,838
Long-term debt and finance lease liabilities	761,985	740,969
Total debt	777,028	753,807
Cash and cash equivalents	(19,970)	(21,570)
Net long-term debt	$757,058	$732,237

	Rolling 52- Weeks Ended
(In thousands, except for ratio)	April 19, 2025	December 28, 2024
Net (loss) earnings	$(10,592)	$299
Income tax expense	7,440	10,726
Other expenses, net	45,458	42,936
Operating earnings	42,306	53,961
Adjustments:
LIFO expense	7,781	5,167
Depreciation and amortization	109,609	103,412
Acquisition and integration, net	6,626	3,113
Restructuring and goodwill / asset impairment, net	67,971	74,107
Cloud computing amortization	8,240	7,585
Organizational realignment, net	7,068	2,757
Severance associated with cost reduction initiatives	557	537
Stock-based compensation	12,792	10,743
Stock warrant	730	868
Non-cash rent	(2,262)	(2,679)
Gain on disposal of assets	(162)	(284)
Legal settlement	(900)	(900)
Postretirement plan amendment and settlement	99	99
Adjusted EBITDA	$260,455	$258,486

Net long-term debt to adjusted EBITDA ratio	2.9	2.8

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of April 19, 2025 and December 28, 2024.

(In thousands)	April 19, 2025	December 28, 2024
Net long-term debt	$757,058	$732,237
Total shareholders' equity	739,537	743,490
Total capital	$1,496,595	$1,475,727

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. At April 19, 2025, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended April 19, 2025, the Company declared $7.8 million in dividends. A 1.1% increase in the quarterly dividend rate from $0.2175 per share to $0.22 per share was approved by the Board of Directors and announced on March 11, 2025. Although the Company expects to continue to pay a quarterly cash dividend, adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond April 19, 2025. These commitments consist primarily of purchase commitments, standby letters of credit of $21.3 million as of April 19, 2025, and interest on long-term debt and finance lease liabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Based on the Company’s ongoing review, the Company makes adjustments it considers appropriate under the facts and circumstances. This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The Company believes these accounting policies and others set forth in Item 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024 should be reviewed as they are integral to understanding the Company’s financial condition and results of operations. The Company has discussed the development, selection and disclosure of these accounting policies with the Audit Committee of the Board of Directors. The accompanying financial statements are prepared using the same critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Recently Issued Accounting Standards

Refer to Note 2 in the notes to the condensed consolidated financial statements for further information.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk of SpartanNash from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of April 19, 2025 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. During the first quarter of 2025 there were no changes that materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Part II, Item 1 is incorporated by reference to the information set forth under the caption “Commitments and Contingencies” in Note 9 in the notes to condensed consolidated financial statements included in this report.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2024 10-K) for the year ended December 28, 2024 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2024 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements which appear at the beginning of this report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were not any share repurchases of common stock made under this program during the first quarter of 2025. As of April 19, 2025, $10.3 million remains available under the program. Repurchases of common stock includes shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The following table provides information regarding SpartanNash's purchases of its own common stock during the 16-week period ended April 19, 2025.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
December 29, 2024 - January 25, 2025
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,350
January 26 - February 22, 2025
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,350
February 23 - March 22, 2025
Employee Transactions	78,606	$20.16	N/A	N/A
Repurchase Program	—	$—	—	$10,350
March 23, 2025 - April 19, 2025
Employee Transactions	—	$—	N/A	N/A
Repurchase Program	—	$—	—	$10,350
Total for quarter ended April 19, 2025
Employee Transactions	78,606	$20.16	N/A	N/A
Repurchase Program	—	$—	—	$10,350

Item 5. Other Information

Rule 10b5-1 Plan Elections

The directors and officers of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) ("Exchange Act") may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. During the quarter ended April 19, 2025, no Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Restated Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on September 13, 2024. Incorporated herein by reference.

10.1	Executive Separation Agreement between SpartanNash Company and Thomas Swanson.

10.2	Executive Separation Agreement between SpartanNash Company and Masiar Tayebi.

10.3	Executive Separation Agreement between SpartanNash Company and Bennett Morgan.

10.4	Form of SPTN Restricted Stock Unit Retention Award Plan Document.

10.5	Form of SPTN Long-Term Incentive Retention Award Plan Document.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: May 29, 2025	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 29, 2025	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)