Form 10-Q
period 2025-07-12
SpartanNash Co
filed 2025-08-14
CIK 877422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2025.

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

As of August 12, 2025, the registrant had 33,858,092 outstanding shares of common stock, no par value.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the future plans, strategies, objectives, goals or expectations of the Company. These forward-looking statements may be identifiable by words or phrases indicating that SpartanNash and/or C&S “expects,” “projects,” “anticipates,” “plans,” “believes,” “intends,” or “estimates,” or that a particular occurrence or event “may,” “could,” “should,” “will” or “will likely” result, "occur" or "be pursued" or “continue” in the future, that the “outlook,” “trend,” “guidance” or “target” is toward a particular result or occurrence, that a development is an “opportunity,” “priority,” “strategy,” “focus,” that the combined company is “positioned” for a particular result, or similarly stated expectations. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date made. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and could cause actual results to differ materially.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include risks related to the transactions described in the Agreement and Plan of Merger (the “Merger Agreement”) with C&S Wholesale Grocers, LLC (“C&S”), pursuant to which C&S will acquire SpartanNash (the “Transaction”) such as the ability to complete the transaction on the agreed terms and expected timetable; the business uncertainties, operational disruptions and contractual restrictions during the pendency of the Transaction; litigation and regulatory proceedings related to the Transaction; the Company's ability to compete in an extremely competitive industry; the Company's dependence on certain major customers; the Company's ability to implement its growth strategy and transformation initiatives; the Company's ability to implement its growth strategy through acquisitions and successfully integrate acquired businesses; disruptions to the Company's information technology systems and security network, including security breaches and cyber-attacks; impacts to the availability and performance of the Company’s information technology systems; changes in relationships with the Company's vendor base; changes in product availability and product pricing from vendors; macroeconomic uncertainty, including rising inflation, potential economic recession, tariffs and increasing interest rates; difficulty attracting and retaining well-qualified Associates and effectively managing increased labor costs; failure to successfully retain or manage transitions with executive leaders and other key personnel; changes in geopolitical conditions; impairment charges for goodwill or other long-lived assets; impacts to the Company's business and reputation due to focus on environmental, social and governance matters; customers to whom the Company extends credit or for whom the Company guarantees loans may fail to repay the Company; disruptions associated with severe weather conditions and natural disasters, including effects from climate change; disruptions associated with disease outbreaks; the Company's ability to manage its private brand program for U.S. military commissaries, including the termination of the program or not achieving the desired results; the Company's level of indebtedness; interest rate fluctuations; the Company's ability to service its debt and to comply with debt covenants; changes in government regulations; labor relations issues; changes in the military commissary system, including its supply chain, or in the level of governmental funding; product recalls and other product-related safety concerns; cost increases related to multi-employer pension plans; and other risks and uncertainties listed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K and in subsequent filings with the Securities and Exchange Commission (the “SEC”). Additional risks and uncertainties not currently known to the Company or that the Company currently believes are immaterial also may impair its business, operations, liquidity, financial condition and prospects. The Company undertakes no obligation to update or revise its forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, Unaudited)

	July 12,	December 28,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$25,504	$21,570
Accounts and notes receivable, net	450,133	448,887
Inventories, net	530,148	546,312
Prepaid expenses and other current assets	82,200	75,042
Total current assets	1,087,985	1,091,811

Property and equipment, net	759,350	779,984
Goodwill	181,035	181,035
Intangible assets, net	115,570	117,821
Operating lease assets	306,434	327,211
Other assets, net	107,135	104,434

Total assets	$2,557,509	$2,602,296

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$510,506	$485,017
Accrued payroll and benefits	60,767	85,829
Other accrued expenses	60,142	61,993
Current portion of operating lease liabilities	47,165	49,562
Current portion of long-term debt and finance lease liabilities	14,970	12,838
Total current liabilities	693,550	695,239

Long-term liabilities
Deferred income taxes	99,214	91,010
Operating lease liabilities	281,946	305,051
Other long-term liabilities	27,004	26,537
Long-term debt and finance lease liabilities	713,971	740,969
Total long-term liabilities	1,122,135	1,163,567

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, voting, no par value; 100,000 shares authorized; 33,858 and 33,752 shares outstanding	461,887	454,751
Preferred stock, no par value, 10,000 shares authorized; no shares outstanding	—	—
Accumulated other comprehensive (loss) income	(200)	1,337
Retained earnings	280,137	287,402
Total shareholders’ equity	741,824	743,490

Total liabilities and shareholders’ equity	$2,557,509	$2,602,296

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

(Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net sales	$2,271,145	$2,230,756	$5,180,769	$5,037,019
Cost of sales	1,888,523	1,877,753	4,316,653	4,243,672
Gross profit	382,622	353,003	864,116	793,347

Operating expenses
Selling, general and administrative	355,273	318,157	814,334	721,790
Acquisition and integration, net	9,315	2,613	13,155	2,940
Restructuring and asset impairment, net	(90)	6,107	(458)	11,875
Total operating expenses	364,498	326,877	827,031	736,605

Operating earnings	18,124	26,126	37,085	56,742

Other expenses and (income)
Interest expense, net	12,280	10,541	27,492	24,028
Other, net	(208)	(550)	(459)	(1,598)
Total other expenses, net	12,072	9,991	27,033	22,430

Earnings before income taxes	6,052	16,135	10,052	34,312
Income tax (benefit) expense	(138)	4,646	1,782	9,852
Net earnings	$6,190	$11,489	$8,270	$24,460

Net earnings per basic common share	$0.18	$0.34	$0.24	$0.72

Net earnings per diluted common share	$0.18	$0.34	$0.24	$0.71

Weighted average shares outstanding:
Basic	33,915	33,726	33,808	33,962
Diluted	34,446	33,958	34,234	34,329

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, Unaudited)

	12 Weeks Ended		28 Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net earnings	$6,190	$11,489	$8,270	$24,460

Other comprehensive income (loss), before tax
Change in interest rate swap	420	(2,882)	(2,008)	1,726
Postretirement liability adjustment	—	(570)	—	(1,462)
Total other comprehensive income (loss), before tax	420	(3,452)	(2,008)	264

Income tax (expense) benefit related to items of other comprehensive income (loss)	(99)	809	471	(55)

Total other comprehensive income (loss), after tax	321	(2,643)	(1,537)	209
Comprehensive income	$6,511	$8,846	$6,733	$24,669

See accompanying notes to condensed consolidated financial statements.

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, Unaudited)

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 28, 2024	33,752	$454,751	$1,337	$287,402	$743,490
Net earnings	—	—	—	2,080	2,080
Other comprehensive loss	—	—	(1,858)	—	(1,858)
Dividends - $0.22 per share	—	—	—	(7,845)	(7,845)
Stock-based compensation	—	5,645	—	—	5,645
Issuances of common stock for vested restricted stock units	158	—	—	—	—
Stock warrant	—	188	—	—	188
Issuances of common stock for associate stock purchase plan	31	543	—	—	543
Cancellations of stock-based awards	(84)	(2,706)	—	—	(2,706)
Balance at April 19, 2025	33,857	$458,421	$(521)	$281,637	$739,537
Net earnings	—	—	—	6,190	6,190
Other comprehensive income	—	—	321	—	321
Dividends - $0.22 per share	—	—	—	(7,690)	(7,690)
Stock-based compensation	—	3,125	—	—	3,125
Stock warrant	—	110	—	—	110
Issuances of common stock for associate stock purchase plan and other stock-based awards	12	247	—	—	247
Cancellations of stock-based awards	(11)	(16)	—	—	(16)
Balance at July 12, 2025	33,858	$461,887	$(200)	$280,137	$741,824

			Accumulated
			Other
	Shares	Common	Comprehensive	Retained
	Outstanding	Stock	Income (Loss)	Earnings	Total
Balance at December 30, 2023	34,610	$460,299	$796	$317,087	$778,182
Net earnings	—	—	—	12,971	12,971
Other comprehensive income	—	—	2,852	—	2,852
Dividends - $0.2175 per share	—	—	—	(7,705)	(7,705)
Share repurchases	(134)	(2,616)	—	—	(2,616)
Stock-based compensation	—	3,720	—	—	3,720
Stock warrant	—	326	—	—	326
Issuances of common stock for associate stock purchase plan	32	626	—	—	626
Cancellations of stock-based awards	(159)	(3,151)	—	—	(3,151)
Balance at April 20, 2024	34,349	$459,204	$3,648	$322,353	$785,205
Net earnings	—	—	—	11,489	11,489
Other comprehensive loss	—	—	(2,643)	—	(2,643)
Dividends - $0.2175 per share	—	—	—	(7,582)	(7,582)
Share repurchases	(627)	(12,435)	—	—	(12,435)
Stock-based compensation	—	1,856	—	—	1,856
Issuances of common stock for vested restricted stock units	15	—	—	—	—
Stock warrant	—	190	—	—	190
Issuances of common stock for associate stock purchase plan and other stock-based awards	19	291	—	—	291
Cancellations of stock-based awards	(6)	(30)	—	—	(30)
Balance at July 13, 2024	33,750	$449,076	$1,005	$326,260	$776,341

See accompanying notes to condensed consolidated financial statements

SPARTANNASH COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	28 Weeks Ended
	July 12, 2025	July 13, 2024
Cash flows from operating activities
Net earnings	$8,270	$24,460
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring, asset impairment, and other charges	(835)	12,129
Depreciation and amortization	64,719	53,988
Non-cash rent	(4,367)	(1,676)
LIFO expense	8,106	3,529
Postretirement benefits expense (income)	213	(1,085)
Deferred income taxes	12,483	4,254
Stock-based compensation expense	8,770	5,576
Stock warrant	298	516
Loss on disposals of assets	237	44
Other operating activities	1,003	991
Changes in operating assets and liabilities:
Accounts receivable	(1,913)	(3,619)
Inventories	7,308	48,517
Prepaid expenses and other assets	10,042	2,213
Accounts payable	36,636	9,962
Accrued payroll and benefits	(25,090)	(25,604)
Current income taxes	(11,418)	(3,604)
Other accrued expenses and other liabilities	(1,899)	1,507
Net cash provided by operating activities	112,563	132,098
Cash flows from investing activities
Purchases of property and equipment	(51,179)	(67,074)
Net proceeds from the sale of assets	137	1,901
Acquisitions, net of cash acquired	—	(14,898)
Loans to customers	(7,707)	—
Payments from customers on loans	2,772	983
Other investing activities	(3,468)	(407)
Net cash used in investing activities	(59,445)	(79,495)
Cash flows from financing activities
Proceeds from senior secured credit facility	787,690	715,399
Payments on senior secured credit facility	(810,947)	(721,069)
Repayment of other long-term debt and finance lease liabilities	(7,015)	(5,879)
Share repurchases	—	(15,051)
Net payments related to stock-based award activities	(2,722)	(3,181)
Dividends paid	(15,476)	(15,360)
Other financing activities	(714)	(184)
Net cash used in financing activities	(49,184)	(45,325)

Net increase in cash and cash equivalents	3,934	7,278
Cash and cash equivalents at beginning of period	21,570	17,964
Cash and cash equivalents at end of period	$25,504	$25,242

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

In the opinion of management, the accompanying condensed consolidated financial statements, taken as a whole, contain all adjustments, including normal recurring items, necessary to present fairly the financial position of SpartanNash as of July 12, 2025, and the results of its operations and cash flows for the interim periods presented. The preparation of the condensed consolidated financial statements and related notes to the financial statements requires management to make estimates. Estimates are based on historical experience, where applicable, and expectations of future outcomes which management believes are reasonable under the circumstances. Interim results are not necessarily indicative of results for a full year.

The unaudited information in the condensed consolidated financial statements for the second quarter and year-to-date periods of 2025 and 2024 include the results of operations of the Company for the 12- and 28-week periods ended July 12, 2025 and July 13, 2024, respectively.

Note 2 – Adoption of New Accounting Standards and Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 28, 2024. See Note 16 Reportable Segment Information in the accompanying notes to the condensed consolidated financial statements for further detail.

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

Note 3 – Merger Agreement

Transaction Overview

On June 22, 2025, the Company entered into a Merger Agreement with C&S, pursuant to which C&S will acquire SpartanNash for a purchase price of $26.90 per share of SpartanNash common stock in cash, representing total consideration of $1.77 billion, which includes assumed debt. The Transaction was unanimously approved by the Boards of Directors of both companies and is expected to close in late 2025, subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals. For additional information, see the full text of the Merger Agreement, which is included as Exhibit 2.1 within Item 6. Exhibits of this Form 10-Q. If the Transaction is consummated, the Common Stock will be delisted from the NASDAQ Global Select Market and deregistered under the Exchange Act. During the 12-week period ended July 12, 2025, the Company incurred legal and other third-party advisor expenses of approximately $8.3 million in connection with the pending Transaction.

Treatment of Equity Awards and Stock Warrant

Upon closing of the Transaction, pursuant to the terms of the Merger Agreement, each outstanding equity award granted prior to the date of the Merger Agreement and/or to a non-employee member of the Board of Directors will automatically vest (with performance share units vesting in full or on a pro rata basis based on the greater of the target and actual performance level, each in accordance with the Merger Agreement), and be cancelled and converted into the right to receive a cash payment equal to merger consideration and any accrued and unpaid dividends or dividend equivalents thereon. Any restricted stock units granted after the date of the Merger Agreement will vest as to one-third or one-sixth of the award, depending on the date of the closing of the Transaction, and be converted into the right to receive a cash payment equal to the merger consideration, and the remainder will be converted into a cash-based award based on the merger consideration that will otherwise continue to vest in accordance with the original terms and conditions applicable to such award.

The Company previously issued Amazon.com NV Investment Holdings LLC, a subsidiary of Amazon, a warrant to acquire up to an aggregate of 5,437,272 shares of the Company’s common stock (the “Warrant”), subject to certain vesting conditions. Pursuant to the terms of the Merger Agreement, if any portion of the Warrant is then outstanding at least ten business days prior to closing of the Transaction, the Company shall, under certain circumstances, effect the exercise thereof through a Cashless Exercise (as defined in the Merger Agreement).

For further information related to the Company's stock-based employee awards and the stock warrant, refer to Note 13.

Note 4 – Acquisitions

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

(In thousands)	Total Acquisitions
Consideration
Cash paid at closing	$122,741
Less: Cash acquired	(4,804)
Acquisitions, net of cash acquired	117,937

Contingent consideration arrangement	3,000
Purchase price adjustments	8,395
Fair value of total consideration transferred	129,332

Identifiable assets acquired and liabilities assumed, net of cash acquired:
Accounts receivable	8,571
Inventory	36,606
Prepaid expenses	1,404
Intangible assets	32,750
Operating lease assets	78,788
Property and equipment	66,385
Other assets	259
Accounts payable	(14,968)
Accrued payroll and benefits	(5,036)
Other accrued expenses	(6,208)
Deferred income taxes	(8,126)
Operating lease liabilities	(78,788)
Other long-term liabilities	(894)
Long-term debt and finance lease liabilities	(26,002)
Total identifiable assets	84,741

Goodwill	$44,591

Note: Purchase price adjustments include non-cash settlements of prior accounts receivable balances, as well as net working capital adjustments.

The acquired assets and assumed liabilities were recorded at their estimated fair values as of the acquisition dates based on estimates. These estimates are subject to revision upon the finalization of the valuations of the certain acquired assets including property and equipment, intangible assets, working capital and related deferred tax liabilities. Any adjustments will be made prior to the ends of respective measurement periods. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill in the consolidated balance sheet and allocated to the Retail segment. During the fourth quarter of fiscal 2024, the Company determined that the Retail reporting unit's carrying value exceeded its fair value. Accordingly, the goodwill associated with these acquisitions was fully impaired. The goodwill related to the Markham acquisition is deductible for tax purposes, while the goodwill related to the Metcalfe's acquisition is not deductible for tax purposes. The majority of the goodwill for the Fresh Encounter acquisition is not deductible for tax purposes.

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

Note 5 – Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue by type of products and customers for each of the Company’s reportable segments:

	12 Weeks Ended July 12, 2025			28 Weeks Ended July 12, 2025
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$563,192	$289,193	$852,385	$1,286,593	$651,221	$1,937,814
Fresh (b)	484,947	298,884	783,831	1,096,910	664,558	1,761,468
Non-food (c)	438,456	136,347	574,803	1,043,191	311,546	1,354,737
Fuel	—	38,222	38,222	—	82,250	82,250
Other	21,695	209	21,904	44,017	483	44,500
Total	$1,508,290	$762,855	$2,271,145	$3,470,711	$1,710,058	$5,180,769
Type of customers:
Individuals	$—	$762,646	$762,646	$—	$1,709,575	$1,709,575
Independent retailers (d)	498,198	—	498,198	1,106,536	—	1,106,536
National accounts	462,312	—	462,312	1,082,390	—	1,082,390
Military (e)	538,340	—	538,340	1,260,523	—	1,260,523
Other	9,440	209	9,649	21,262	483	21,745
Total	$1,508,290	$762,855	$2,271,145	$3,470,711	$1,710,058	$5,180,769

	12 Weeks Ended July 13, 2024			28 Weeks Ended July 13, 2024
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Type of products:
Center store (a)	$576,284	$256,841	$833,125	$1,337,529	$560,055	$1,897,584
Fresh (b)	482,558	259,255	741,813	1,097,927	556,171	1,654,098
Non-food (c)	474,486	121,583	596,069	1,082,792	270,454	1,353,246
Fuel	—	38,172	38,172	—	81,093	81,093
Other	21,300	277	21,577	50,401	597	50,998
Total	$1,554,628	$676,128	$2,230,756	$3,568,649	$1,468,370	$5,037,019
Type of customers:
Individuals	$—	$675,851	$675,851	$—	$1,467,773	$1,467,773
Independent retailers (d)	532,398	—	532,398	1,197,583	—	1,197,583
National accounts	492,215	—	492,215	1,128,845	—	1,128,845
Military (e)	521,532	—	521,532	1,221,439	—	1,221,439
Other	8,483	277	8,760	20,782	597	21,379
Total	$1,554,628	$676,128	$2,230,756	$3,568,649	$1,468,370	$5,037,019

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

Allowance for Credit Losses

Changes to the balance of the allowance for credit losses were as follows:

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 28, 2024	$2,917	$481	$3,398
Changes in credit loss estimates	1,004	136	1,140
Write-offs charged against the allowance	(35)	—	(35)
Balance at July 12, 2025	$3,886	$617	$4,503

	Allowance for Credit Losses
	Current Accounts	Long-term
(In thousands)	and Notes Receivable	Notes Receivable	Total
Balance at December 30, 2023	$4,611	$1,212	$5,823
Changes in credit loss estimates	52	(307)	(255)
Write-offs charged against the allowance	(72)	(350)	(422)
Balance at July 13, 2024	$4,591	$555	$5,146

Note 6 – Goodwill and Other Intangible Assets

The Company has two reporting units; however, no goodwill exists within the Retail reporting unit. The carrying amount of goodwill recorded within the Wholesale reporting unit was $181.0 million as of both July 12, 2025 and December 28, 2024.

The Company has indefinite-lived intangible assets that are not amortized, consisting primarily of indefinite-lived trade names and liquor licenses. The carrying amount of indefinite-lived intangible assets was $88.5 million as of both July 12, 2025 and December 28, 2024.

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

Note 7 – Restructuring and Asset Impairment

The following table provides the activity of reserves for closed properties for the 28-week period ended July 12, 2025. Included in the liability are lease-related ancillary costs from the date of closure to the end of the remaining lease term, as well as related severance. Reserves for closed properties recorded in the condensed consolidated balance sheets are included in "Other accrued expenses" in Current liabilities and "Other long-term liabilities" in Long-term liabilities based on the timing of when the obligations are expected to be paid. Reserves for severance are recorded in "Accrued payroll and benefits".

	Reserves for Closed Properties
(In thousands)	Lease Ancillary Costs	Severance	Total
Balance at December 28, 2024	$6,043	$11	$6,054
Provision for closing charges	2,605	—	2,605
Provision for severance	—	23	23
Lease termination adjustments	(3,497)	—	(3,497)
Changes in estimates	(33)	—	(33)
Accretion expense	126	—	126
Payments	(1,423)	(34)	(1,457)
Balance at July 12, 2025	$3,821	$—	$3,821

Restructuring and asset impairment, net in the condensed consolidated statements of earnings consisted of the following:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Asset impairment charges (a)	$—	$6,863	$153	$12,984
Gain on sales of assets related to closed facilities	—	(96)	(140)	(45)
Provision for closing charges (b)	—	—	2,605	—
Provision for severance	23	27	23	27
Other costs (income) associated with site closures (c)	(113)	(17)	941	(271)
Lease termination adjustments (d)	—	(670)	(4,007)	(820)
Changes in estimates	—	—	(33)	—
Total	$(90)	$6,107	$(458)	$11,875

(a) Asset impairment charges in the prior year were incurred in the Retail segment on long-lived assets and an indefinite-lived trade name as a result of changes in the competitive environment.

(b) Provision for closing charges in the current year relate to the closure of four stores within the Retail segment.

(c) Other costs in the current year relates to site closures within both segments and a gain on a lease modification in the Retail segment in the second quarter.

(d) Lease termination adjustments in the current year relate to gains recognized to terminate a lease agreement, which included the write-off of the lease liability totaling $0.5 million and the write-off of ancillary lease costs included in the reserve for closed properties totaling $3.5 million. In addition, lease termination adjustments in the prior year relate to the gain recognized to terminate a lease agreement, which included a $0.2 million write-off of the lease liability and a $0.5 million write-off of lease ancillary costs included in the reserve for closed properties.

In the prior year, due to changes in the competitive environment, the Company evaluated an indefinite-lived trade name within the Retail segment for potential impairment. The indefinite-lived trade name with a book value of $23.7 million was measured at a fair value of $17.6 million, resulting in an impairment charge of $6.1 million. Indefinite-lived intangible assets are measured at fair value using Level 3 inputs under the fair value hierarchy, as further described in Note 8. Fair value of indefinite-lived assets is determined by estimating the amount and timing of net future cash flows, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance and, in the case of indefinite-lived trade name assets, estimated royalty rates.

Long-lived assets which are not recoverable are measured at fair value on a nonrecurring basis using Level 3 inputs under the fair value hierarchy, as further described in Note 8. In the current year, a long-lived asset with a book value of $0.2 million was fully impaired. In the prior year, assets with a book value of $7.4 million were measured at a fair value of $0.5 million, resulting in impairment charges of $6.9 million. The fair value of long-lived assets is determined by estimating the amount and timing of net future cash flows, including the expected proceeds from the sale of assets and expected insurance recoveries, discounted using a risk-adjusted rate of interest. The Company estimates future cash flows based on historical results of operations, external factors expected to impact future performance, experience and knowledge of the geographic area in which the assets are located, and when necessary, uses the support of real estate brokers.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short-term maturities of these financial instruments. For discussion of the fair value measurements related to goodwill, and long- or indefinite-lived asset impairment charges, refer to Notes 6 and 7. At July 12, 2025 and December 28, 2024, the book value and estimated fair value of the Company’s debt instruments, excluding debt financing costs, were as follows:

(In thousands)	July 12, 2025	December 28, 2024
Book value of debt instruments, excluding debt financing costs:
Current maturities of long-term debt and finance lease liabilities	$14,970	$12,838
Long-term debt and finance lease liabilities	717,138	744,307
Total book value of debt instruments	732,108	757,145
Fair value of debt instruments, excluding debt financing costs	734,814	755,063
Excess (deficit) of fair value over book value	$2,706	$(2,082)

The estimated fair value of debt is based on market quotes for instruments with similar terms and remaining maturities (Level 2 inputs and valuation techniques).

The Company's interest rate swap agreement is considered a Level 2 instrument. The Company values the interest rate swap using standard models and observable market inputs including SOFR interest rates and discount rates, which are considered Level 2 inputs. The location and the fair value of the interest rate swap agreement in the condensed consolidated balance sheet is disclosed in Note 9.

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

The Company performed an initial quantitative assessment of hedge effectiveness using the change-in-variable-cash-flows method. Under this method, the Company assessed the effectiveness of the hedging relationship by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the interest rate swap with the present value of the cumulative change in the expected future interest cash flows on the variable-rate debt. The Company determined the interest rate swap to be highly effective. To assess for continued hedge effectiveness, the Company performs retrospective and prospective qualitative assessments each quarter. The Company also monitors the credit risk of the counterparty on an ongoing basis. The change in the fair value of the interest rate swap is initially reported in "Other comprehensive income (loss)" in the condensed consolidated statements of comprehensive income and subsequently reclassified to earnings in "Interest expense, net" in the condensed consolidated statements of earnings when the hedged transactions affect earnings.

The location and the fair value of the interest rate swap in the condensed consolidated balance sheets as of July 12, 2025 and December 28, 2024, respectively, are as follows:

		Derivative Fair Value
(In thousands)	Condensed Consolidated Balance Sheets Location	July 12, 2025	December 28, 2024
Cash Flow Hedge:
Interest rate swap	Prepaid expenses and other current assets	$477	$808
Interest rate swap	Other assets, net	—	1,053
Interest rate swap	Other long-term liabilities	701	—
Interest rate swap	Accumulated other comprehensive (loss) income	(200)	1,337

The location and amount of gains recognized in the condensed consolidated statements of earnings for the interest rate swap, presented on a pre-tax basis, are as follows:

	Interest expense, net
	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Total amounts of expense line items presented in the condensed consolidated statements of earnings in which the effects of cash flow hedges are recorded	$12,280	$10,541	$27,492	$24,028
Gain on cash flow hedging relationships:
Gain reclassified from comprehensive income into earnings	238	588	560	1,377

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

On January 12, 2023, the Central States Plan received approximately $35.8 billion in Special Financial Assistance (the "SFA") from the Pension Benefit Guaranty Corporation, inclusive of interest, which was granted to alleviate the risk of insolvency of the Plan. On March 31, 2025, in accordance with the Pension Protection Act ("PPA"), the Plan's actuary certified that the Plan was considered to be in "critical" zone status for the plan year beginning January 1, 2025. In light of the receipt of the SFA, the Central States Plan has represented that the Plan is expected to be funded well into the future. Despite the expectations of the Plan, the Company views the Plan's solvency as an ongoing risk factor.

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

Note 11 – Associate Retirement Plans

During the 12- and 28-week periods ended July 13, 2024 the Company recognized net periodic postretirement benefit income of $0.5 million and $1.4 million, respectively, related to the SpartanNash Retiree Medical Plan ("Retiree Medical Plan" or "Plan").

The Company amended the Retiree Medical Plan on June 30, 2022. In connection with the amendment, the Company would make lump sum cash payments to all active and retired participants in lieu of future monthly benefits and reimbursements previously offered under the Plan. As a result of the amendment effective June 30, 2022, the Plan obligation was remeasured, resulting in a reduction to the obligation of $6.6 million and a corresponding prior service credit in AOCI, which was amortized to net periodic postretirement benefit income over the remaining period until the final payment was made on June 28, 2024. During the 12- and 28- week periods ended July 13, 2024, the Company recognized $0.7 million and $1.7 million, respectively, in net periodic postretirement benefit income related to the amortization of the prior service credit from AOCI.

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

With respect to the Company’s participation in the Central States Plan, expense is recognized as contributions are payable. The Company's contributions during the 12-week periods ended July 12, 2025 and July 13, 2024 were each $3.3 million. The Company's contributions during the 28-week periods ended July 12, 2025 and July 13, 2024 were $7.6 million and $7.9 million, respectively. See Note 10 for further information regarding contingencies related to the Company’s participation in the Central States Plan.

Note 12 – Income Taxes

The effective income tax rate was -2.3% and 28.8% for the 12 weeks ended July 12, 2025 and July 13, 2024, respectively. The effective income tax rate was 17.7% and 28.7% for the 28 weeks ended July 12, 2025 and July 13, 2024, respectively. The difference from the federal statutory rate in the current year quarter and year-to-date period reflects the impact of a one-time tax benefit arising from a purchase accounting measurement period adjustment for the Fresh Encounter acquisition. In addition, the differences from the federal statutory rate for all periods presented were also due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits.

Note 13 – Stock-Based Compensation

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

Stock-based compensation expense recognized and included in "Selling, general and administrative expenses" in the condensed consolidated statements of earnings, and related tax impacts were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Restricted stock expense	$471	$1,179	$1,583	$3,261
Restricted stock unit expense	1,630	874	4,977	3,664
Performance share unit expense (benefit)	1,024	(197)	2,210	(1,349)
Income tax benefit	(850)	(517)	(2,301)	(1,442)
Stock-based compensation expense, net of tax	$2,275	$1,339	$6,469	$4,134

The following table summarizes activity in the stock incentive plans for the 28 weeks ended July 12, 2025:

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Performance	Average
	Stock	Grant-Date	Stock	Grant-Date	Share	Grant-Date
	Awards	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding at December 28, 2024	325,228	$27.32	563,471	$20.27	678,565	$23.18
Granted	—	—	637,132	19.57	490,887	19.52
Vested	(210,378)	27.52	(213,464)	20.32	—	—
Cancelled/Forfeited	(15,023)	27.00	(130,143)	19.74	(134,604)	21.37
Outstanding at July 12, 2025	99,827	$26.93	856,996	$19.82	1,034,848	$21.68

The following table summarizes the unrecognized compensation cost and weighted average recognition period for awards granted under the Company's stock incentive plans as of July 12, 2025:

		Weighted
	Unrecognized	Average
	Compensation	Recognition
	Cost	Period
	(In thousands)	(in years)
Restricted stock awards	$1,190	0.6
Restricted stock units	11,304	1.9
Performance share units	11,497	2.0
Total	$23,991

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

Warrant expense recognized as a reduction of "Net sales" in the condensed consolidated statements of earnings, and related tax benefits were as follows:

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Warrant expense	$110	$190	$298	$516
Income tax benefit	(7)	(13)	(33)	(55)
Warrant expense, net of tax	$103	$177	$265	$461

The following table summarizes stock warrant activity for the 28 weeks ended July 12, 2025:

Warrant
Outstanding and nonvested at December 28, 2024	3,044,865
Vested	(108,746)
Outstanding and nonvested at July 12, 2025	2,936,119

As of July 12, 2025, total unrecognized cost related to nonvested warrant shares was $15.6 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 2.2 years. Warrants representing 2,501,153 shares are vested and exercisable. As of July 12, 2025, nonvested warrant shares had an intrinsic value of $26.0 million, and vested warrant shares had an intrinsic value of $22.1 million.

Note 14 – Earnings Per Share

Outstanding nonvested restricted stock awards granted to retirement-eligible Associates contain nonforfeitable rights to dividends or dividend equivalents, which participate in undistributed earnings with common stock. These awards are classified as participating securities and are included in the calculation of basic earnings per share. The dilutive impact of the restricted stock awards, restricted stock units, and warrants are presented below, as applicable. Weighted average restricted stock awards and restricted stock units that were not included in the EPS calculations because they were anti-dilutive were 18,354 and 248,685 for the 12- weeks ended July 12, 2025 and July 13, 2024, respectively and were 7,904 and 200,091 for the 28-weeks ended July 12, 2025 and July 13, 2024, respectively. The performance share units are not currently dilutive. The following table sets forth the computation of basic and diluted net earnings per share:

	12 Weeks Ended		28 Weeks Ended
(In thousands, except per share amounts)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Numerator:
Net earnings	$6,190	$11,489	$8,270	$24,460
Adjustment for earnings attributable to participating securities	(31)	(62)	(42)	(145)
Net earnings used in calculating earnings per share	$6,159	$11,427	$8,228	$24,315
Denominator:
Weighted average shares outstanding, including participating securities	33,915	33,726	33,808	33,962
Adjustment for participating securities	(168)	(181)	(173)	(201)
Shares used in calculating basic earnings per share	33,747	33,545	33,635	33,761
Effect of dilutive stock warrant	388	196	277	296
Effect of dilutive stock-based employee compensation	143	36	149	71
Shares used in calculating diluted earnings per share	34,278	33,777	34,061	34,128
Basic earnings per share	$0.18	$0.34	$0.24	$0.72
Diluted earnings per share	$0.18	$0.34	$0.24	$0.71

Note 15 – Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024
Non-cash investing activities:
Capital expenditures included in accounts payable and other long-term liabilities	$12,421	$14,678
Operating lease asset additions	5,588	51,696
Finance lease asset additions	5,235	9,321
Non-cash financing activities:
Recognition of operating lease liabilities	5,588	51,696
Recognition of finance lease liabilities	5,235	9,321
Other supplemental cash flow information:
Cash paid for interest	28,444	25,132

Note 16 – Segment Information

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

The Company reviews its reportable segments on an annual basis, or more frequently if events or circumstances indicate a change in reportable segments has occurred. Refer to Note 5 for information regarding the basis of organization and types of products, services and customers from which the Company derives revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 28, 2024 and Note 1 above. Identifiable assets represent total assets directly associated with the reportable segments. Eliminations in assets identified to segments include intercompany receivables, payables and investments. Capital expenditures primarily relate to store remodels, IT upgrades and implementations, investments in supply chain infrastructure, office remodels, and equipment upgrades.

The following tables set forth information about the Company by reportable segment:

	12 Weeks Ended July 12, 2025			28 Weeks Ended July 12, 2025
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$1,830,082	$763,178	$2,593,260	$4,188,639	$1,710,753	$5,899,392
Elimination of inter-segment sales	(321,792)	(323)	(322,115)	(717,928)	(695)	(718,623)
Total consolidated net sales	1,508,290	762,855	2,271,145	3,470,711	1,710,058	5,180,769

Less (a):
Cost of sales	1,322,775	562,276	1,885,051	3,042,063	1,266,484	4,308,547
Selling, general and administrative	138,889	178,510	317,399	320,227	406,436	726,663
Segment adjusted EBITDA	46,626	22,069	68,695	108,421	37,138	145,559

Reconciliation of Adjusted EBITDA
LIFO expense			(3,472)			(8,106)
Depreciation and amortization			(27,876)			(64,719)
Acquisition and integration, net			(9,315)			(13,155)
Restructuring and asset impairment, net			90			458
Cloud computing amortization			(2,018)			(4,691)
Organizational realignment, net			(4,330)			(8,947)
Severance associated with cost reduction initiatives			(172)			(261)
Stock-based compensation			(3,525)			(9,294)
Stock warrant			(110)			(298)
Non-cash rent			292			776
Loss on disposal of assets			(135)			(237)
Interest and non-operating expenses, net			(12,072)			(27,033)
Earnings before income taxes			$6,052			$10,052

Other segment disclosures:
Acquisition and integration, net	$5,737	$3,578	$9,315	$7,798	$5,357	$13,155
Restructuring and asset impairment, net	41	(131)	(90)	(3,564)	3,106	(458)
Depreciation and amortization	13,769	14,107	27,876	31,860	32,859	64,719
Purchases of property and equipment	9,995	9,591	19,586	23,749	27,430	51,179

a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	12 Weeks Ended July 13, 2024			28 Weeks Ended July 13, 2024
(In thousands)	Wholesale	Retail	Total	Wholesale	Retail	Total
Net sales (including inter-segment sales)	$1,836,860	$676,628	$2,513,488	$4,185,246	$1,469,461	$5,654,707
Elimination of inter-segment sales	(282,232)	(500)	(282,732)	(616,597)	(1,091)	(617,688)
Total consolidated net sales	1,554,628	676,128	2,230,756	3,568,649	1,468,370	5,037,019

Less (a):
Cost of sales	1,376,353	499,891	1,876,244	3,151,829	1,088,314	4,240,143
Selling, general and administrative	137,254	152,752	290,006	318,173	339,302	657,475
Segment adjusted EBITDA	41,021	23,485	64,506	98,647	40,754	139,401

Reconciliation of Adjusted EBITDA
LIFO expense			(1,509)			(3,529)
Depreciation and amortization			(23,342)			(53,988)
Acquisition and integration, net			(2,613)			(2,940)
Restructuring and asset impairment, net			(6,107)			(11,875)
Cloud computing amortization			(1,840)			(3,858)
Organizational realignment, net			(1,369)			(1,675)
Severance associated with cost reduction initiatives			(72)			(141)
Stock-based compensation			(1,900)			(5,620)
Stock warrant			(190)			(516)
Non-cash rent			725			1,626
Loss on disposal of assets			(64)			(44)
Postretirement plan amendment and settlement			(99)			(99)
Interest and non-operating expenses, net			(9,991)			(22,430)
Earnings before income taxes			$16,135			$34,312

Other segment disclosures:
Acquisition and integration, net	$1,977	$636	$2,613	$1,977	$963	$2,940
Restructuring and asset impairment, net	118	5,989	6,107	(32)	11,907	11,875
Depreciation and amortization	12,301	11,041	23,342	28,379	25,609	53,988
Purchases of property and equipment	14,052	12,859	26,911	36,674	30,400	67,074

a) The significant expense categories and amounts align with the segment level-information that is regularly provided to the chief operating decision maker. Amounts are presented on a non-GAAP, or adjusted basis.

	July 12,	December 28,
(In thousands)	2025	2024
Total assets
Wholesale	$1,550,539	$1,576,043
Retail	1,006,970	1,026,253
Total	$2,557,509	$2,602,296

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

As of the end of the second quarter, the Company’s Retail segment operated 192 corporate owned retail stores in the Midwest region primarily under the banners of Family Fare®, Martin’s Super Markets and D&W® Fresh Market. The Company also offered pharmacy services in 100 of its corporate owned retail stores (89 of the pharmacies are owned by the Company), operated two pharmacy locations not associated with corporate-owned retail locations and operated 39 fuel centers. The Company’s convenience and community-focused strategy distinguishes its corporate-owned retail stores from supercenters and limited assortment stores.

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

Transaction with C&S Wholesale Grocers

On June 22, 2025, the Company entered into a Merger Agreement with C&S, pursuant to which C&S will acquire SpartanNash for a purchase price of $26.90 per share of SpartanNash common stock in cash, representing total consideration of $1.77 billion, which includes assumed debt. The Transaction was unanimously approved by the Boards of Directors of both companies and is expected to close in late 2025, subject to certain customary closing conditions, including, among other things, receipt of Company shareholder approval and applicable regulatory approvals.

If the Transaction is consummated, our Common Stock will be delisted from the NASDAQ Global Select Market and deregistered under the Exchange Act.

For additional information, see the full text of the Merger Agreement, which is included as Exhibit 2.1 within Item 6. Exhibits of this Form 10-Q and the Company’s Form 8-K filed with the SEC on June 23, 2025.

2025 Second Quarter Highlights

Key financial and operational highlights for the second quarter compared to the prior year quarter, unless otherwise noted, include the following:

•
Net sales increased 1.8% to $2.27 billion. Wholesale segment net sales decreased 3.0% to $1.51 billion, while Retail segment net sales increased 12.8% to $762.9 million.
•
Net earnings of $6.2 million or $0.18 per diluted share, compared to $11.5 million or $0.34 per diluted share. Adjusted EPS of $0.54, compared to $0.59.
•
Adjusted EBITDA of $68.7 million, compared to $64.5 million.
•
Cash generated from operating activities of $112.6 million during the first half of fiscal 2025 compared to $132.1 million in the first half of the prior year.
•
Net long-term debt to adjusted EBITDA ratio of 2.7x improved sequentially compared to 2.9x at the end of the first quarter.

•
Capital expenditures and IT capital of $56.2 million during the first half of fiscal 2025 compared to $73.4 million during the first half of the prior year.
•
Returned $15.5 million to shareholders through dividends during the first half of fiscal 2025.

The Company believes that certain known or anticipated trends may cause future results to vary from historical results. The Company believes certain growth and cost-saving initiatives may favorably impact future results. The Company anticipates that additional operating and capital investments will be necessary to support these and other programs which may have an impact on depreciation and interest costs. Offsetting the Company's expectations of favorable future results are macroeconomic headwinds including changes in consumer demand and input costs such as utilities, insurance and occupancy costs. During the second quarter, a significant customer advised the Company of its intention to begin a transition to in-sourcing which is expected to have an unfavorable impact on sales volume within the Wholesale segment.

Results of Operations

The following table sets forth items from the condensed consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in the dollar amounts:

	Percentage of Net Sales				Percentage Change
	12 Weeks Ended		28 Weeks Ended		12 Weeks Ended	28 Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024	July 12, 2025	July 12, 2025
Net sales	100.0	100.0	100.0	100.0	1.8	2.9
Gross profit	16.8	15.8	16.7	15.8	8.4	8.9
Selling, general and administrative	15.6	14.3	15.7	14.3	11.7	12.8
Acquisition and integration, net	0.4	0.1	0.3	0.1	**	**
Restructuring charges and asset impairment, net	(0.0)	0.3	(0.0)	0.2	(101.5)	(103.9)
Operating earnings	0.8	1.2	0.7	1.1	(30.6)	(34.6)
Other expenses, net	0.5	0.4	0.5	0.4	20.8	20.5
Earnings before income taxes	0.3	0.7	0.2	0.7	(62.5)	(70.7)
Income tax expense	(0.0)	0.2	0.0	0.2	(103.0)	(81.9)
Net earnings	0.3	0.5	0.2	0.5	(46.1)	(66.2)

Note: Certain totals do not sum due to rounding.

** Not meaningful

Net Sales – The following table presents net sales by segment and variances in net sales:

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	Variance	July 12, 2025	July 13, 2024	Variance
Wholesale	$1,508,290	$1,554,628	$(46,338)	$3,470,711	$3,568,649	$(97,938)
Retail	762,855	676,128	86,727	1,710,058	1,468,370	241,688
Total net sales	$2,271,145	$2,230,756	$40,389	$5,180,769	$5,037,019	$143,750

Net sales for the quarter ended July 12, 2025 (the “second quarter”) increased $40.4 million, or 1.8%, to $2.27 billion from $2.23 billion in the quarter ended July 13, 2024 (the “prior year quarter”). Net sales for the year-to-date period ended July 12, 2025 (the "year-to-date period") increased $143.7 million, or 2.9%, to $5.18 billion from $5.04 billion in the year-to-date period ended July 13, 2024 (the "prior year-to-date period"). The increases reflected an higher sales volume in the Retail segment, partially offset by lower volume in the Wholesale segment.

Wholesale net sales decreased $46.3 million, or 3.0% to $1.51 billion in the second quarter from $1.55 billion in the prior year quarter. Wholesale net sales for the year-to-date period decreased $97.9 million, or 2.7%, to $3.47 billion from $3.57 billion in the prior year-to-date period. Overall case volumes for the segment were down in the current quarter and current year-to-date period compared to prior year quarter and prior year-to-date period by 2.4% and 2.8%, respectively. The decreases were due primarily to the elimination of intercompany sales to the newly acquired Fresh Encounter Inc. stores and changes in the sales composition within the National Accounts customer channel, partially offset by higher sales in the military customer channel.

Retail net sales increased $86.7 million, or 12.8%, to $762.9 million in the second quarter from $676.1 million in the prior year quarter. Net sales for the year-to-date period increased $241.7 million, or 16.5%, to $1.71 billion from $1.47 billion in the prior year-to-date period. The increases were due to incremental sales from recently acquired stores. Comparable store sales decreased by 0.5% in the current quarter, primarily due to a 3.7% decline in unit volumes, partially offset by the inflationary impact on pricing. Comparable store sales increased by 0.6% in the current year-to-date period, primarily due to the inflationary impact on pricing, partially offset by a 3.2% decline in unit volumes. Comparable store sales in both the current quarter and current year-to-date period included increases in pharmacy sales.

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

Gross profit increased $29.6 million to $382.6 million in the second quarter from $353.0 million in the prior year quarter. As a percent of net sales, gross profit for the current quarter was 16.8% compared to 15.8% in the prior year quarter. Gross profit for the year-to-date period increased $70.8 million from $793.3 million in the prior year-to-date period to $864.1 million in the current year. As a percent of net sales, gross profit for the year-to-date period was 16.7% compared to 15.8% in the prior year-to-date period. The gross profit increase in the current quarter and current year to date period was driven primarily by the higher mix of Retail segment sales from recently acquired stores, in addition to the expansion of the Wholesale segment's gross profit rate. The increases in the gross profit rate were partially offset by an increase in last-in-first-out ("LIFO") expense of $2.0 million or 9 basis points and $4.6 million, or 9 basis points, in the current quarter and current year to date period, respectively.

Selling, General and Administrative Expenses – Selling, general and administrative (“SG&A”) expenses consist primarily of operating costs related to retail and supply chain operations, including salaries and wages, employee benefits, facility costs, shipping and handling, equipment rental, depreciation, and out-bound freight, in addition to corporate administrative expenses.

SG&A expenses for the second quarter increased $37.1 million to $355.3 million from $318.2 million in the prior year quarter, representing 15.6% of net sales in the second quarter compared to 14.3% in the prior year quarter. SG&A expense for the year-to-date period increased $92.5 million to $814.3 million, from $721.8 in the prior year-to-date period, representing 15.7% in the current year-to-date period compared to 14.3% as a percentage of net sales in the prior year-to-date period.

The increase in selling, general and administrative expenses as a percentage of sales in the current quarter and year-to-date period were due primarily to higher depreciation and amortization, incentive compensation, Retail store labor and benefits, and organizational realignment expenses, partially offset by lower corporate administrative costs.

Acquisition and Integration, net – Second quarter and prior year quarter results included net charges of $9.3 million and $2.6 million, respectively. The year-to-date period and prior year-to-date period included charges of $13.2 million and $2.9 million, respectively. Current year activity includes legal and other third-party advisor expenses of approximately $8.3 million in connection with the pending Transaction with C&S. Prior year activity relates to expenses associated with the Company's acquisition activity within both segments.

Restructuring and Asset Impairment, net – Second quarter and prior year quarter results included a net gain of $0.1 million and a net charge of $6.1 million, respectively. The year-to-date period and prior year-to-date period included a net gain of $0.5 million and a net charge of $11.9 million, respectively. The prior year quarter charges were primarily incurred within the Retail segment related to an impairment of an indefinite-lived trade name. The year-to-date gain was primarily due to the termination of a lease agreement in the Wholesale segment. This gain was mostly offset by provisions for closing charges related to the closure of four stores within the Retail segment and other costs associated with site closures within both segments. The prior year-to-date charges also include impairment losses within the Retail segment on long-lived assets due to changes in the competitive environment.

Operating Earnings – The following table presents operating earnings (loss) by segment and variances in operating earnings (loss).

	12 Weeks Ended			28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	Variance	July 12, 2025	July 13, 2024	Variance
Wholesale	$18,038	$22,067	$(4,029)	$51,287	$58,069	$(6,782)
Retail	86	4,059	(3,973)	(14,202)	(1,327)	(12,875)
Total operating earnings	$18,124	$26,126	$(8,002)	$37,085	$56,742	$(19,657)

Operating earnings decreased $8.0 million, or 30.6% to $18.1 million in the second quarter from $26.1 million in the prior year quarter. Operating earnings for the year-to-date period decreased $19.7 million, or 34.6%, to $37.1 million from $56.7 million in the prior year-to-date period. The changes in operating earnings was due to the changes in net sales, gross profit and operating expenses discussed above.

Wholesale operating earnings decreased $4.0 million, or 18.3%, to $18.0 million in the second quarter from $22.1 million in the prior year quarter. Operating earnings for the year-to-date period decreased $6.8 million, or 11.7%, to $51.3 million from $58.1 million in the prior year-to-date period. The decrease in operating earnings in the current quarter and current year-to-date periods was due to increased acquisition and integration expenses, incentive compensation, depreciation and amortization expense, and organizational realignment expense, partially offset by an increase in the gross margin rate and reduction in corporate administrative expenses.

Retail operating earnings decreased $4.0 million, or 97.9%, to $0.1 million in the second quarter from $4.1 million in the prior year quarter. Operating loss for the year-to-date period increased $12.9 million, to $14.2 million from $1.3 million in the prior year-to-date period. The decrease in operating earnings in the current quarter was due to increased store labor, depreciation and amortization expense, and acquisition and integration expenses, partially offset by lower restructuring and asset impairment charges, and a reduction in corporate administrative expenses. The increase in operating loss in the current year-to-date period was due to increased store labor, depreciation and amortization expense, and acquisition and integration expenses, partially offset by lower restructuring and asset impairment charges, and a reduction in corporate administrative expenses.

Interest Expense – Interest expense increased $1.7 million, or 16.5%, to $12.3 million in the second quarter from $10.5 million in the prior year quarter. Interest expense for the year-to-date period increased $3.5 million, or 14.4%, to $27.5 million from $24.0 million in the prior year-to-date period. Higher average debt balances on the Company's credit facility accounted for $2.3 million and $5.5 million of the increase in interest expense in the current quarter and current year-to-date period, respectively, which was partially offset by lower average interest rates. Average debt balances increased as a result of additional borrowings to fund the Company's recent acquisitions.

Income Taxes – The effective income tax rates were -2.3% and 28.8% for the second quarter and prior year quarter, respectively. For the year-to-date period and prior year-to-date period, the effective tax rates were 17.7% and 28.7%, respectively. The difference from the federal statutory rate in the current year quarter and year-to-date period reflects the impact of a one-time tax benefit arising from a purchase accounting measurement period adjustment for the Fresh Encounter acquisition. In addition, the differences from the federal statutory rate for all periods presented were also due to state taxes and non-deductible expenses, partially offset by benefits associated with federal tax credits.

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

Current year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, and severance associated with cost reduction initiatives. Current year organizational realignment includes consulting and severance costs associated with the Company's cost savings initiatives, which relates to the reorganization of certain functions. Prior year adjusted operating earnings, adjusted earnings from continuing operations, and adjusted EBITDA exclude, among other items, LIFO expense, organizational realignment, severance associated with cost reduction initiatives and operating and non-operating costs associated with the postretirement plan amendment and settlement. Prior year organizational realignment includes consulting and severance costs associated with the Company's change in its go-to-market strategy. Costs related to the postretirement plan amendment and settlement include non-operating expenses associated with amortization of the prior service credit related to the amendment of the retiree medical plan, which are adjusted out of adjusted earnings from continuing operations. Postretirement plan amendment and settlement costs also include operating expenses related to payroll taxes which are adjusted out of all non-GAAP financial measures. Each of these items are considered “non-operational” or “non-core” in nature.

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

Following is a reconciliation of operating earnings (loss) to adjusted operating earnings for the 12 and 28 weeks ended July 12, 2025 and July 13, 2024.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Operating earnings	$18,124	$26,126	$37,085	$56,742
Adjustments:
LIFO expense	3,472	1,509	8,106	3,529
Acquisition and integration, net	9,315	2,613	13,155	2,940
Restructuring and asset impairment, net	(90)	6,107	(458)	11,875
Organizational realignment, net	4,330	1,369	8,947	1,675
Severance associated with cost reduction initiatives	172	72	261	141
Postretirement plan amendment and settlement	—	99	—	99
Adjusted operating earnings	$35,323	$37,895	$67,096	$77,001
Wholesale:
Operating earnings	$18,038	$22,067	$51,287	$58,069
Adjustments:
LIFO expense	2,423	1,153	5,670	2,708
Acquisition and integration, net	5,737	1,977	7,798	1,977
Restructuring and asset impairment, net	41	118	(3,564)	(32)
Organizational realignment, net	2,702	855	5,583	1,046
Severance associated with cost reduction initiatives	155	30	244	99
Postretirement plan amendment and settlement	—	62	—	62
Adjusted operating earnings	$29,096	$26,262	$67,018	$63,929
Retail:
Operating earning (loss)	$86	$4,059	$(14,202)	$(1,327)
Adjustments:
LIFO expense	1,049	356	2,436	821
Acquisition and integration, net	3,578	636	5,357	963
Restructuring and asset impairment, net	(131)	5,989	3,106	11,907
Organizational realignment, net	1,628	514	3,364	629
Severance associated with cost reduction initiatives	17	42	17	42
Postretirement plan amendment and settlement	—	37	—	37
Adjusted operating earnings	$6,227	$11,633	$78	$13,072

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

Following is a reconciliation of net earnings to adjusted earnings from continuing operations for the 12 and 28 weeks ended July 12, 2025 and July 13, 2024.

	12 Weeks Ended
	July 12, 2025		July 13, 2024
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$6,190	$0.18	$11,489	$0.34
Adjustments:
LIFO expense	3,472		1,509
Acquisition and integration, net	9,315		2,613
Restructuring and asset impairment, net	48		6,107
Organizational realignment, net	4,330		1,369
Severance associated with cost reduction initiatives	172		72
Postretirement plan amendment and settlement	—		(513)
Total adjustments	17,337		11,157
Income tax effect on adjustments (a)	(4,872)		(2,767)
Total adjustments, net of taxes	12,465	0.36	8,390	0.25
Adjusted earnings from continuing operations	$18,655	$0.54	$19,879	$0.59

	28 Weeks Ended
	July 12, 2025		July 13, 2024
		per diluted		per diluted
(In thousands, except per share amounts)	Earnings	share	Earnings	share
Net earnings	$8,270	$0.24	$24,460	$0.71
Adjustments:
LIFO expense	8,106		3,529
Acquisition and integration, net	13,155		2,940
Restructuring and asset impairment, net	(151)		11,875
Organizational realignment, net	8,947		1,675
Severance associated with cost reduction initiatives	261		141
Postretirement plan amendment and settlement	—		(1,458)
Total adjustments	30,318		18,702
Income tax effect on adjustments (a)	(7,973)		(4,803)
Total adjustments, net of taxes	22,345	0.65	13,899	0.41	*
Adjusted earnings from continuing operations	$30,615	$0.89	$38,359	$1.12
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

Following is a reconciliation of net earnings to adjusted EBITDA for the 12 and 28 weeks ended July 12, 2025 and July 13, 2024.

	12 Weeks Ended		28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net earnings	$6,190	$11,489	$8,270	$24,460
Income tax (benefit) expense	(138)	4,646	1,782	9,852
Other expenses, net	12,072	9,991	27,033	22,430
Operating earnings	18,124	26,126	37,085	56,742
Adjustments:
LIFO expense	3,472	1,509	8,106	3,529
Depreciation and amortization	27,876	23,342	64,719	53,988
Acquisition and integration, net	9,315	2,613	13,155	2,940
Restructuring and asset impairment, net	(90)	6,107	(458)	11,875
Cloud computing amortization	2,018	1,840	4,691	3,858
Organizational realignment, net	4,330	1,369	8,947	1,675
Severance associated with cost reduction initiatives	172	72	261	141
Stock-based compensation	3,525	1,900	9,294	5,620
Stock warrant	110	190	298	516
Non-cash rent	(292)	(725)	(776)	(1,626)
Loss on disposal of assets	135	64	237	44
Postretirement plan amendment and settlement	—	99	—	99
Adjusted EBITDA	$68,695	$64,506	$145,559	$139,401
Wholesale:
Operating earnings	$18,038	$22,067	$51,287	$58,069
Adjustments:
LIFO expense	2,423	1,153	5,670	2,708
Depreciation and amortization	13,769	12,301	31,860	28,379
Acquisition and integration, net	5,737	1,977	7,798	1,977
Restructuring and asset impairment, net	41	118	(3,564)	(32)
Cloud computing amortization	1,334	1,155	3,122	2,524
Organizational realignment, net	2,702	855	5,583	1,046
Severance associated with cost reduction initiatives	155	30	244	99
Stock-based compensation	2,320	1,357	6,230	3,861
Stock warrant	110	190	298	516
Non-cash rent	(38)	(243)	(69)	(543)
Loss (gain) on disposal of assets	35	(1)	(38)	(19)
Postretirement plan amendment and settlement	—	62	—	62
Adjusted EBITDA	$46,626	$41,021	$108,421	$98,647
Retail:
Operating earnings (loss)	86	4,059	(14,202)	(1,327)
Adjustments:
LIFO expense	1,049	356	2,436	821
Depreciation and amortization	14,107	11,041	32,859	25,609
Acquisition and integration, net	3,578	636	5,357	963
Restructuring and asset impairment, net	(131)	5,989	3,106	11,907
Cloud computing amortization	684	685	1,569	1,334
Organizational realignment, net	1,628	514	3,364	629
Severance associated with cost reduction initiatives	17	42	17	42
Stock-based compensation	1,205	543	3,064	1,759
Non-cash rent	(254)	(482)	(707)	(1,083)
Loss on disposal of assets	100	65	275	63
Postretirement plan amendment and settlement	—	37	—	37
Adjusted EBITDA	$22,069	$23,485	$37,138	$40,754

Liquidity and Capital Resources

Cash Flow Information

The following table summarizes the Company’s consolidated statements of cash flows:

	28 Weeks Ended
(In thousands)	July 12, 2025	July 13, 2024
Cash flow activities
Net cash provided by operating activities	$112,563	$132,098
Net cash used in investing activities	(59,445)	(79,495)
Net cash used in financing activities	(49,184)	(45,325)
Net increase in cash and cash equivalents	3,934	7,278
Cash and cash equivalents at beginning of the period	21,570	17,964
Cash and cash equivalents at end of the period	$25,504	$25,242

Net cash provided by operating activities. Net cash provided by operating activities decreased $19.5 million in the current year-to-date period compared to the prior year-to-date period, due to changes in working capital and lower earnings.

Net cash used in investing activities. Net cash used in investing activities decreased $20.1 million in the current year compared to the prior year due to lower capital expenditures, and an acquisition in the Retail segment in the prior year.

Capital expenditures were $51.2 million in the current year and cloud computing application development spend, which is included in operating activities, was $5.0 million, compared to capital expenditures of $67.1 million and cloud computing application development spend of $6.3 million in the prior year. The decrease in capital expenditures in the current year compared to the prior year was driven by the timing of capital spend. The Wholesale and Retail segments utilized 46.4% and 53.6% of capital expenditures, respectively, in the current year.

Net cash used in financing activities. Net cash used in financing activities increased $3.9 million in the current year compared to the prior year, primarily due to increased payments on the senior credit facility in the current year compared to the prior year.

Debt Management

Total debt, including finance lease liabilities, was $728.9 million and $753.8 million as of July 12, 2025 and December 28, 2024, respectively.

Liquidity

The Company’s principal sources of liquidity are cash flows generated from operations and its senior secured credit facility, which includes Tranche A revolving loans, with a borrowing capacity of $1.17 billion, and Tranche A-1 revolving loans, with a borrowing capacity of $40 million. The Company has the ability to increase the amount borrowed under the Credit Agreement by an additional $195 million, subject to certain conditions. As of July 12, 2025, the senior secured credit facility had outstanding borrowings of $604.0 million.

Additional available borrowings under the Company’s credit facility are based on stipulated advance rates on eligible assets, as defined in the Credit Agreement. The Credit Agreement requires that the Company maintain excess availability of 10% of the borrowing base, as such term is defined in the Credit Agreement. The Company had excess availability after the 10% covenant of $342.1 million at July 12, 2025. Payment of dividends and repurchases of outstanding shares are permitted, provided that certain levels of excess availability are maintained. The credit facility provides for the issuance of letters of credit, of which $21.8 million were outstanding as of July 12, 2025. The credit facility matures November 17, 2027 and is secured by substantially all of the Company’s assets.

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

The Company’s current ratio (current assets to current liabilities) was 1.57-to-1 at July 12, 2025 and December 28, 2024, and its investment in working capital was $394.4 million at July 12, 2025 compared to $396.6 million at December 28, 2024. The net long-term debt to total capital ratio was 0.49-to-1 at July 12, 2025 compared to 0.50-to-1 at December 28, 2024.

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

Following is a reconciliation of “Long-term debt and finance lease liabilities” to Net long-term debt as of July 12, 2025 and December 28, 2024 and "Net earnings" to Adjusted EBITDA on the rolling 52- week basis ended July 12, 2025 and December 28, 2024.

(In thousands)	July 12, 2025	April 19, 2025	December 28, 2024
Current portion of long-term debt and finance lease liabilities	$14,970	$15,043	$12,838
Long-term debt and finance lease liabilities	713,971	761,985	740,969
Total debt	728,941	777,028	753,807
Cash and cash equivalents	(25,504)	(19,970)	(21,570)
Net long-term debt	$703,437	$757,058	$732,237

	Rolling 52- Weeks Ended
(In thousands, except for ratio)	July 12, 2025	April 19, 2025
Net loss	$(15,891)	$(10,592)
Income tax expense	2,656	7,440
Other expenses, net	47,539	45,458
Operating earnings	34,304	42,306
Adjustments:
LIFO expense	9,744	7,781
Depreciation and amortization	114,143	109,609
Acquisition and integration, net	13,328	6,626
Restructuring and goodwill / asset impairment, net	61,774	67,971
Cloud computing amortization	8,418	8,240
Organizational realignment, net	10,029	7,068
Severance associated with cost reduction initiatives	657	557
Stock-based compensation	14,417	12,792
Stock warrant	650	730
Non-cash rent	(1,829)	(2,262)
Gain on disposal of assets	(91)	(162)
Legal settlement	(900)	(900)
Postretirement plan amendment and settlement	—	99
Adjusted EBITDA	$264,644	$260,455

Net long-term debt to adjusted EBITDA ratio	2.7	2.9

Following is a reconciliation of "Net long-term debt" and "Total shareholders' equity" to Total capital as of July 12, 2025 and December 28, 2024.

(In thousands)	July 12, 2025	December 28, 2024
Net long-term debt	$703,437	$732,237
Total shareholders' equity	741,824	743,490
Total capital	$1,445,261	$1,475,727

Net long-term debt to total capital ratio	0.49	0.50

For information on material cash requirements, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. At July 12, 2025, there have been no significant changes to the Company’s material cash requirements outside the ordinary course of business.

Cash Dividends

During the quarter ended July 12, 2025, the Company declared $7.7 million in dividends. A 1.1% increase in the quarterly dividend rate from $0.2175 per share to $0.22 per share was approved by the Board of Directors and announced on March 11, 2025. Except as otherwise provided in the Merger Agreement, the Company expects to continue to pay a quarterly cash dividend. Adoption of a dividend policy does not commit the Board of Directors to declare future dividends. Each future dividend will be considered and declared by the Board of Directors at its discretion. Whether the Board of Directors continues to declare dividends depends on a number of factors, including the Company’s future financial condition, anticipated profitability and cash flows and compliance with the terms of its credit facilities.

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

Off-Balance Sheet Arrangements

The Company has also made certain commercial commitments that extend beyond July 12, 2025. These commitments consist primarily of purchase commitments, standby letters of credit of $21.8 million as of July 12, 2025, and interest on long-term debt and finance lease liabilities.

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

ITEM 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of SpartanNash Company’s disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Exchange Act) was performed as of July 12, 2025 (the “Evaluation Date”). This evaluation was performed under the supervision and with the participation of SpartanNash Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Corporate Controller. As of the Evaluation Date, SpartanNash Company’s management, including the CEO, CFO and Corporate Controller, concluded that SpartanNash’s disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

During the second quarter of 2025, the Company implemented new general ledger and reporting systems that replaced its previous systems. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new systems.

There have been no other changes in our internal controls over financial reporting that occurred during the second quarter of 2025 that have materially affected, or were reasonably likely to materially affect, SpartanNash’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Part II, Item 1 is incorporated by reference to the information set forth under the caption “Commitments and Contingencies” in Note 10 in the notes to condensed consolidated financial statements included in this report.

ITEM 1A. Risk Factors

Other than as set forth below related to the proposed Transaction with C&S, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2024 10-K) for the year ended December 28, 2024 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2024 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements which appear at the beginning of this report.

Risks Related to the Pending Transaction

Failure to complete the Transaction on the agreed terms, within the expected timeframe, or at all could have a material adverse effect on our business, financial condition, cash flows and stock price.

The completion of the Transaction is subject to the satisfaction or waiver of various customary closing conditions, including among others, (i) approval of the Merger Agreement by our shareholders; (ii) receipt of necessary regulatory approvals and the expiration or termination of applicable waiting periods; and (iii) the continued accuracy of certain representations and warranties. There is no assurance that these conditions will be satisfied or waived, or that the Transaction will be completed on the agreed terms, within the anticipated timeframe, or at all.

A failure to obtain the required approval of our shareholders, the failure to secure applicable regulatory approvals, or other events, changes, or circumstances could give rise to a termination of the Merger Agreement. Under certain circumstances, we may be required to pay a termination fee, which could materially impact our financial condition. Even if regulatory approvals are obtained, such approvals may be subject to conditions, limitations or requirements that were not anticipated and which could delay completion of the Transaction.

If the Transaction is not consummated, our business, stock price, financial condition, and operating results could be adversely affected as a result of: the potential decline in the market price of our common stock, particularly because the stock price reflects an expectation of consummation of the Transaction; strained relationships with customers, suppliers, and other business partners; challenges in retaining and attracting key personnel; additional litigation or regulatory proceedings arising from the failure to close the Transaction; and incurrence of significant Transaction-related expenses, including advisory, legal, and other professional fees, with limited or no benefit if the Transaction is not completed.

Business uncertainties, operational disruptions, and contractual restrictions during the pendency of the Transaction could materially harm our business, operations, financial condition, and relationships with stakeholders.

The announcement and pendency of the Transaction subjects us to numerous risks and uncertainties that could materially adversely affect our business operations, strategic initiatives, and financial results, regardless of whether the Transaction is ultimately consummated.

During the period prior to closing, we are subject to restrictive covenants under the Merger Agreement, which limit our ability to pursue certain business opportunities, strategic transactions, financing activities, or operational changes without consent of C&S. These restrictions may prevent us from reacting promptly to changes in our business environment or from pursuing strategic initiatives or executing capital allocation strategies that would otherwise be in the best interests of our Company and shareholders.

Additionally, the Transaction may disrupt our current business operations due to:

•
uncertainty regarding the future direction of the business;
•
challenges in retaining and attracting key personnel during the pendency of the Transaction;
•
adverse impacts on customer purchasing behavior or supplier relationships due to concerns about post-closing integration or strategic alignment; and
•
distractions for management and employees, as significant time and resources are diverted to Transaction-related matters.

These risks could materially and adversely impact our business operations, financial condition, cash flows, and market perception, regardless of whether the Transaction is consummated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2022, the Board of Directors authorized the repurchase of common shares in connection with a $50 million share repurchase program, which expires on February 22, 2027. There were not any share repurchases of common stock made under this program during the second quarter of 2025. As of July 12, 2025, $10.3 million remains available under the program. Repurchases of common stock includes shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. The value of the shares delivered or withheld is determined by the applicable stock compensation plan. The following table provides information regarding SpartanNash's purchases of its own common stock during the 12-week period ended July 12, 2025.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares Yet to be Purchased Under the Plans or Programs (in thousands)
April 20 - May 17, 2025
Employee Transactions	123	$19.44	N/A	N/A
Repurchase Program	—	$—	—	$10,350
May 18 - June 14, 2025
Employee Transactions	565	$18.64	N/A	N/A
Repurchase Program	—	$—	—	$10,350
June 15 - July 12, 2025
Employee Transactions	358	$21.53	N/A	N/A
Repurchase Program	—	$—	—	$10,350
Total for quarter ended July 12, 2025
Employee Transactions	1,046	$19.72	N/A	N/A
Repurchase Program	—	$—	—	$10,350

Item 5. Other Information

Rule 10b5-1 Plan Elections

The directors and officers of the Company (as defined in Rule 16a-1(f) under the Exchange Act may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. During the quarter ended July 12, 2025, no Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act).

ITEM 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit Number	Document

2.1+

Agreement and Plan of Merger, dated as of June 22, 2025, by and among SpartanNash Company, New Mackinac HoldCo, Inc., Mackinac Merger Sub, Inc. and C&S Wholesale Grocers, LLC. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 23, 2025. Incorporated herein by reference.

3.1

Restated Articles of Incorporation of SpartanNash Company, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2017. Incorporated herein by reference.

3.2	Restated Bylaws of SpartanNash Company, as amended. Previously filed as an exhibit to the Company's Current Report of Form 8-K filed on September 13, 2024. Incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2025, has been formatted in Inline XBRL.

+ Certain exhibits and schedules to this Exhibit 2.1 have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTANNASH COMPANY (Registrant)
Date: August 14, 2025	By	/s/ Jason Monaco
Jason Monaco Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2025	By	/s/ R. Todd Riksen
R. Todd Riksen Vice President and Corporate Controller (Principal Accounting Officer)